Form 10-K
period 1993-12-31
FINGERHUT COMPANIES INC
filed 1994-03-31
CIK 740126

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       1-8668
December 31, 1993               Commission file number
____________________

FINGERHUT COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Minnesota                       41-1396490
(State of Incorporation)        (I.R.S. Employer Identification
                                No.)

4400 Baker Road, Minnetonka, Minnesota 55343
(Address of principal executive offices)

(612) 932-3100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                Name of each exchange on
Title of each class                    which registered
Common Stock, $.01 Par Value    New York Stock Exchange, Inc.

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.  Yes X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 1994, 46,255,948 shares of the Registrant's Common Stock were outstanding and the aggregate market value of Common Stock held by non-affiliates of the Registrant on that date was approximately $1,269,791,862 based upon the New York Stock Exchange closing price on February 28, 1994.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1993, are incorporated by reference in Parts II and IV.

Certain portions of the Proxy Statement for the Annual Meeting of Shareholders of Fingerhut Companies, Inc. to be held on May 12,
1994, which will be filed with the Securities and Exchange
Commission within 120 days after December 31, 1993, are incorporated by reference in Part III.

TABLE OF CONTENTS


PART I
                                                   Page

Item 1.  Business                                     3

Item 2.  Properties                                  13

Item 3.  Legal Proceedings                           13

Item 4.  Submission of Matters to a
         Vote of Security Holders                    13


PART II


Item 5.  Market for Registrant's Common
         Equity and Related Stockholder Matters      14

Item 6.  Selected Financial Data                     14

Item 7   Management's Discussion and
         Analysis of Financial
         Condition and Results of Operations         14

Item 8.  Financial Statements and
         Supplementary Data                          14

Item 9.  Changes in and Disagreements
         with Accountants on Accounting and
         Financial Disclosure                        14


PART III


Item 10. Directors and Executive Officers
         of the Registrant                           15

Item 11. Executive Compensation                      15

Item 12. Security Ownership of
         Certain Beneficial
         Owners and Management                       15

Item 13. Certain Relationships and
         Related Transactions                        15


PART IV


Item 14. Exhibits, Financial Statement Schedules
         and Reports on Form 8-K                     16

Signatures                                           18

Exhibit Index                                        20

PART I

Item 1.  Business

General

    Fingerhut Companies, Inc. (the "Company") is a multi-media direct marketing company that sells a broad range of products and services directly to consumers via catalogs, television and other media. The Company had 1993 revenues of $l.808 billion. Its principal subsidiaries are Fingerhut Corporation ("Fingerhut") and USA Direct Incorporated ("USA Direct"). Fingerhut has been in the direct mail marketing business for over 40 years and sells general merchandise using catalogs and other direct marketing solicitations. Fingerhut's merchandise includes a broad mix of quality brand name and private label products, many of which are specially manufactured or packaged to appeal to its customers. Fingerhut's net sales were $1.414 billion in 1993. USA Direct markets products through program-length (typically 30 minutes) direct response television advertisements. USA Direct's 1993 net sales were $70 million. The Company, through subsidiaries, operates a joint venture with Montgomery Ward & Co., Incorporated. The joint venture does business as "Montgomery Ward Direct" and sells general merchandise using specialty catalogs. The Company accounts for its investment in Montgomery Ward Direct using the equity method of accounting.

    During 1993, the Company sold certain subsidiaries that did not fit into its long-term strategic direction. The Company sold the assets of COMB Corporation ("COMB") in September 1993 and sold the assets of FDC, Inc. ("FDC"), a subsidiary of Figi's Inc. ("Figi's"), effective as of December 31, 1993. In addition, the Company has signed a letter of intent to sell Figi's and anticipates finalizing this transaction in early 1994. The effects of these transactions were recorded in 1993 and did not have a material impact on earnings. COMB, Figi's and FDC had aggregate net sales of $147 million in 1993.

    The Company is the successor to the business of several related companies, the first of which was a partnership formed in 1948. Fingerhut became a publicly held corporation in 1970 and was acquired by a predecessor of The Travelers Inc. ("Travelers") in 1979. The Company was incorporated in 1978 in connection with Traveler's acquisition of Fingerhut. In May 1990, the Company became a publicly held company upon completion of a public offering of a portion of the common stock held by Travelers (which at that time held substantially all of the Company's common stock). Travelers reduced its ownership to zero through subsequent public offerings and sales in 1991, 1992 and 1993, including the Company's December 1992 repurchase of 3.0 million shares of its common stock from a wholly owned subsidiary of Travelers.

    Unless the context otherwise indicates, references to the Company refer to Fingerhut Companies, Inc. and its subsidiaries.

Fingerhut Corporation

Introduction

    Fingerhut, one of the largest catalog marketers in the United States, sells general merchandise and financial service products to moderate income consumers. The median age of Fingerhut's customers is slightly lower than the national average and young families are a significant portion of its customer base. Fingerhut offers extended payment terms on all purchases under fixed term, fixed payment installment contracts and makes substantially all of its sales on credit utilizing its own closed-end credit. It is the only large general merchandise retailer that serves this market exclusively through direct marketing. Fingerhut has used its extensive database, credit programs and proprietary database segmentation software to establish a dominant position in this market, with a large base of loyal, repeat customers. Fingerhut has an active customer base of approximately 6.6 million repeat customers. Repeat customers account for approximately 80% of Fingerhut's net sales.

Marketing

    Marketing activities are divided into three primary programs:
new customer acquisition, a transitional program and existing customer programs. During 1993, Fingerhut mailed approximately
476 million catalogs and other promotions to existing and prospective customers.

    Fingerhut's new customer acquisition program is designed to identify and attract new customers on a cost-effective basis.
The primary sources of new customers are rented lists, advertisements in magazines and newspapers, television, catalog requests and other direct marketing solicitations. Fingerhut mails product offerings to prospective customers and adds them to its data base as responses are received. Over the past two years, Fingerhut's new customer acquisition programs have increased the use of catalogs and other multi-product offerings and emphasized more variety and higher priced products. These programs are intended to identify and target new customers who will become long-term Fingerhut customers. New customers account for approximately 20% of Fingerhut's net sales.

    The decisions on which prospective customers to solicit, which products to offer and which media to use are based upon the projected long-term profitability and internal rates of return of the program. Maintaining acceptable financial rates of return on new customers depends on balancing the cost of acquisition of new customers with their long-term profitability to Fingerhut. To determine whether the cost to obtain new customers is acceptable, Fingerhut maintains a system that monitors profitability by source of new customers, by type of product and by type of promotional media. Fingerhut also continuously tests various media, products, offerings and incentives and analyzes the results in order to maximize the effectiveness of its customer acquisition efforts.

    After first-time buyers commence payments on their initial purchases, they are placed into a transitional program. The amount of time a first-time buyer remains in a transitional program and the number and type of products he or she is offered depends on the buyer's purchasing and payment practices. A customer is placed on Fingerhut's promotable customer list after demonstrating his or her creditworthiness.

    Fingerhut reaches its existing customers through extensive promotional mailing efforts, primarily catalogs, and through telemarketing. In 1993, Fingerhut mailed 128 different catalogs and other promotions to its established customers. These mailings included general merchandise catalogs, specialty catalogs, small and large multi-product mailers and single product promotions. Fingerhut currently has four outbound phone centers from which calls are made to its customers ("outbound telemarketing"). Approximately 7% of Fingerhut's 1993 revenues were generated by outbound telemarketing.

    Management believes that the key factors in maximizing the profitability of its existing customer list are developing long-term repeat buyers and balancing customer response with appropriate credit losses and customer return rates for each segment of its customer list. Fingerhut promotes customer satisfaction and loyalty by extending credit; by using a number of marketing devices, including targeted promotions, deferred payments, 30-day free home trials, a "satisfaction assured" policy, free gifts, merchandise giveaways, and personalized mailings; and by offering attractive brand name and private label merchandise.


    Fingerhut is a leader in the development and use of information-based marketing concepts and management believes that Fingerhut's extensive data base and proprietary data base segmentation software afford it a significant competitive advantage within its market niche. The data base contains names, addresses, behavioral characteristics, general demographic information, information provided by the customer and information on the sources of the customers' initial responses. The data base is continually updated as new information is obtained.


Credit Management

    Fingerhut generally does not require its customers to provide traditional credit information in order to approve purchases on credit. Instead of using traditional credit applications, Fingerhut has developed sophisticated and highly automated proprietary techniques for evaluating the creditworthiness of new and existing customers and for selecting those customers who will receive various categories of mailings. Management believes that Fingerhut's more than 40 years' experience in the mail order business, its data base containing purchase and payment histories of more than 25 million people and its significant investment in computer technology and proprietary analytical models give Fingerhut a unique ability to analyze the creditworthiness of customers in its market. The goal of the analysis is not to achieve the lowest possible credit losses but to balance credit losses and return rates with customer response, thereby optimizing profitability. Consequently, Fingerhut's planned credit losses typically are higher than other direct mail and retail companies.

    Once a customer places an order, Fingerhut employs proprietary techniques designed to identify customers whose orders can be automatically shipped, customers from whom additional information, including credit applications, must be obtained and reviewed and customers to whom credit is declined. After purchases are shipped, customer payments are continuously monitored to identify credit problems as early as possible. Fingerhut has a flexible policy of working with certain delinquent customers, including adjusting their payment schedules, which Fingerhut believes reduces default rates and maintains customer loyalty.

    Substantially all of Fingerhut's sales are made utilizing its own closed-end credit program, which uses fixed term, fixed payment installment plans. Monthly payments are made by customers and processed by Fingerhut through the use of coupons contained in payment books delivered with each order shipment. Payment terms to existing customers generally range from 4 to 24 monthly payments, with payment terms of up to 36 payments for selected merchandise. In addition, a majority of sales are to customers who receive a deferred payment option, which extends the due date of the first payment by approximately four months. Many customers pay their accounts in full before the end of the scheduled payment term.

Merchandising

    Fingerhut offers a broad mix of brand name and private label consumer products, including electronics, housewares, home textiles, apparel, furniture, home accessories, jewelry, sporting goods and toys, tools, automotive, lawn and garden, and financial service products. In 1993, Fingerhut offered over 15,000 different products. Fingerhut's sales mix by product category for 1993 is shown in the following table:


Fingerhut Corporation Product Mix

                                              1993
                                         Percent of Sales

          Electronics                            20
          Housewares                             18
          Home Textiles                          18
          Apparel                                10
          Furniture/Home Accessories              9
          Jewelry                                 8
          Leisure                                 8
          Tools/Automotive/Lawn & Garden          6
          Financial Service Products and Other    3
                                                100%

    Fingerhut selects merchandise to be offered to its customers by evaluating historical product and category demand and analyzing emerging merchandise trends in conjunction with proprietary marketing information. Fingerhut is constantly developing unique brand name and private label product groupings, such as coordinated kitchen ensembles, coordinated bed and bath ensembles and tool sets, targeted to appeal to its customers and to add value and/or style to its merchandise.

    Fingerhut's general merchandise catalogs are updated and published throughout the year and feature a wide array of products. Specialty catalogs mailed to targeted portions of Fingerhut's customer list permit Fingerhut to expand the product selection and intensify the growth opportunities for certain product categories. These specialty catalogs include spring and fall gift, outdoor living, jewelry, electronics, domestics/housewares, apparel, unique gift merchandise, juvenile furnishings and toys, products for seniors, outerwear, linens and a new handyman catalog.

    Fingerhut also offers its customers various financial service products, including credit insurance for life, property and disability, extended property insurance, accidental death, hospital income, whole life, and term life insurance. Additionally, merchandise service contracts are sold to customers that extend a manufacturer's warranty on labor and parts. Additional programs are being tested and, if successful, will be expanded in the near future.

Management Information Systems

    Fingerhut pioneered the use of information-based marketing concepts in the mail order industry, using computer technology and related software developed by the Company. The Company continues to be highly dependent on information systems and its computer operations are among the largest and most sophisticated in the direct marketing industry. Management believes that these operations, combined with Fingerhut's extensive data base and advanced information systems, have been key factors in its growth and profitability.

    In 1993, the Company announced the development of a new consumer database marketing system called Profile 2000. The Company believes that Profile 2000, which will use client/server technology, will offer greater speed, flexibility and efficiency. The system is expected to be on-line by the end of 1995, assuming satisfactory completion of the initial test phase. In addition, the Company is developing a new on-line credit granting system called Frontier 2000.

    Fingerhut's management information systems provide data processing capabilities to Fingerhut, USA Direct and Montgomery Ward Direct and support all areas of the Company, including marketing, credit, order fulfillment, customer service, inventory control and finance. Fingerhut's management information systems currently operate on mainframe computers connected to on-line terminals and client-server systems used in all aspects of the Company's business.

Preparation and Mailing of Promotional Materials

    Fingerhut performs a large portion of the production process for its promotional materials in house. The creative department uses desktop publishing for the design and production of all Fingerhut's mailings. A substantial portion of the color photographs used in Fingerhut's catalogs and other marketing materials are taken at the Company's in-house photo studio and Fingerhut prepares color separations for approximately 40% of its promotional materials. In addition, Fingerhut has two eight color web printing presses for in-house printing of approximately half of its catalog "wraps", the personalized outside cover used on Fingerhut catalogs. Substantially all of the Company's promotional materials, except the wraps, are printed at outside vendors.

    Fingerhut's mailing operations are designed to provide the flexibility and rapid response time required to keep pace with its changing marketing and merchandising needs. Fingerhut has two mailing facilities in Minnesota that cut, fold, insert, sort and deliver to the post office its single and multiple product promotions. For catalog mailings, Fingerhut personalizes the catalog wraps and delivers them to its outside printers pre-sorted for mailing.

    The Company substantially reduces mailing costs by effectively using discounts offered by the United States Postal Service ("USPS") from the basic postal rates. For example, Fingerhut sorts mailings by zip code to the carrier route level and also prints the "zip plus four" barcode to obtain optimum postal discounts, resulting in savings not always available to smaller direct mail companies. The Company will adopt new innovations in mail processing techniques, as appropriate, and believes that the increasing cost and complexity of the postal rate structure will strengthen the long-term competitive position of larger, more sophisticated mail order firms such as Fingerhut.

Order Processing and Fulfillment

    Fingerhut provides order processing and fulfillment services for USA Direct and Montgomery Ward Direct. Most of Fingerhut's customer orders are received by mail, while the majority of USA Direct's and Montgomery Ward Direct's customers place their orders by telephone. Fingerhut also offers its customers the option to place orders by telephone in selected promotions. The Company has two phone centers dedicated to handling incoming telephone orders from Fingerhut and Montgomery Ward Direct customers. USA Direct uses outside "800" number services to handle its incoming telephone orders. In 1993, Fingerhut processed approximately 24 million Fingerhut, USA Direct and Montgomery Ward Direct orders and approximately 50 million Fingerhut and USA Direct customer payments.

    In 1993, Fingerhut shipped approximately 28 million Fingerhut, USA Direct and Montgomery Ward Direct packages from its warehouse and distribution facilities in Minnesota and Tennessee. In order to minimize shipping costs, packages are trucked to drop points throughout the country where they enter the USPS or the United Parcel Service systems for delivery to the customer. In addition, Fingerhut offers optional Federal Expressr delivery in certain of its promotions.

Customer Service

    Management has continued its strong emphasis on customer service and retention. In 1993, the Company implemented phase one of a new Customer Contact System. For inbound callers, the system consolidates data from several databases into one format that puts more information on the telephone representative's screen, facilitating faster order taking and better customer service. Management expects that these changes will result in increased effectiveness in handling customer communications, a higher overall level of customer satisfaction and improved customer retention.


USA Direct Incorporated


    USA Direct markets specially selected products through 30-minute direct response television advertisements commonly known as "infomercials." These advertisements provide entertaining and informative product demonstrations of specially selected products and often feature a well known entertainer or other recognized individual. USA Direct's advertisements are distributed through cable networks and broadcast television stations.

    USA Direct promotes payment by major credit card and also offers its customers the option to pay for their purchases by credit card installment billing ranging from three to ten installments. USA Direct features a 30-day refund policy on all of its products. Products featured in USA Direct's television advertisements are later included in Fingerhut's and Montgomery Ward Direct's catalogs and identified "As seen on TV." In addition, USA Direct may receive royalties on successful products later sold in non-affiliated retail stores.

    During 1993, USA Direct marketed 19 different products through direct response television advertisements, generating approximately 800,000 orders. These products included, among others, the Susan Powter's Stop the Insanity, the Pump-N-Seal, the Bissellr Little Green Clean Machine and the Body By Jaker Firm Flex. USA Direct's sales mix by product category in 1993 was: 45% health and beauty, 40% fitness and 15% housewares. USA Direct's net sales were approximately $70 million in 1993.

Montgomery Ward Direct

    The Company has a joint venture limited partnership with Montgomery Ward & Co., Incorporated ("Montgomery Ward"). The partnership is structured as a Delaware limited partnership in which the Company and Montgomery Ward, through subsidiaries, each have a 50% interest and conducts business under the name "Montgomery Ward Direct".

    Montgomery Ward Direct is a specialty catalog business targeted to a demographic market with annual income generally exceeding the national average household income and using credit policies and marketing techniques that differ from those of Fingerhut. Montgomery Ward Direct mails its catalogs primarily to Montgomery Ward credit card holders and accepts payment through bank and Montgomery Ward credit cards. Receivables generated by sales made through the Montgomery Ward credit card are sold through Montgomery Ward to Montgomery Ward Credit Corporation in accordance with a previously existing agreement between Montgomery Ward and Montgomery Ward Credit Corporation.

    Montgomery Ward and the Company have agreed that the partnership will be, subject to certain exceptions, the exclusive vehicle for each to conduct the business of the partnership. During such time as the Company or one of its subsidiaries is a partner and for a period of up to three years thereafter (depending on the circumstance), the Company's direct mail marketing activities will be limited, with certain exceptions, to the extent that they would compete with the partnership. The business conducted by the partnership is not expected to materially affect the businesses of Fingerhut or USA Direct.

    Montgomery Ward provides, without cost to the partnership, the use of the Montgomery Wardr tradename, certain information related to its active credit card account holders and has agreed to provide similar information with respect to future Montgomery Ward credit card account holders. Fingerhut provides certain customer names and certain creative, buying, order processing, customer service, computer services and warehousing services and facilities. Fingerhut generally is reimbursed by the partnership only for its incremental costs incurred in providing the services and facilities. The Company and Montgomery Ward have each agreed to indemnify the other party and the partnership against any loss or damage arising out of violations by such party of its agreements with respect to the provision of such tradename, information, services and facilities, as the case may be.

    The partnership may be terminated by either Fingerhut or Montgomery Ward upon five years' notice, which may not be given prior to the tenth anniversary of the partnership. Montgomery Ward and the Company have certain rights to acquire the interest of the other in the partnership in the event of a default by the other party or a transaction in which either Montgomery Ward or the Company acquires, is acquired by or becomes an affiliate of, certain competing companies. In such event, the obligations of Fingerhut and Montgomery Ward to provide services and customer account lists (and, in the case of Montgomery Ward, the trade name "Montgomery Ward") will terminate following certain transition periods varying from one year to five years, depending on the circumstances.

    The Company and Montgomery Ward each contributed an initial $5 million to the partnership's capital. Each also has obligations to provide a maximum additional $5 million in 1994. From time to time, the Company and Montgomery Ward have made short-term working capital loans to Montgomery Ward Direct. At December 31, 1993, the Company's aggregate cash investment in Montgomery Ward Direct was $5 million. The Company accounts for Montgomery Ward Direct using the equity method of accounting; accordingly, 50% of Montgomery Ward Direct's profits or losses are recorded in administrative expenses included in "Administrative and selling expenses" in the Company's Consolidated Statements of Earnings contained in the Company's consolidated financial statements.

    In 1993, Montgomery Ward Direct mailed 94 million catalogs to an active customer list of 1.3 million people. Its 1993 net sales were $116 million. As described above, these sales are not included in the Company's net sales.

Other Business Activities

    The Company derives additional revenues from manufacturing plastic products and wholesaling excess merchandise. Taken together, such activities accounted for less than 1% of the Company's 1993 net sales.

Divested Subsidiaries

    Certain assets and liabilities of COMB Corporation ("COMB"), a subsidiary of the Company, were sold on September 3, 1993. In addition, the Company sold certain assets and liabilities of FDC, Inc. ("FDC"), a subsidiary of Figi's Inc. ("Figi's"), effective as of December 31, 1993 and has signed a letter of intent to sell substantially all the remaining assets and liabilities of Figi's. The Company anticipates finalizing this transaction in early 1994. These businesses did not fit into the Company's long-term strategic direction. COMB, Figi's, and FDC had net sales of $147 million in 1993. The effects of these transactions were recorded in 1993 and did not have a material impact on earnings.

Competition

    The direct marketing industry includes a wide variety of specialty and general merchandise retailers and is both highly fragmented and highly competitive. The Company sells its products to customers in all states of the United States and competes in the purchase and sale of merchandise with all retailers. Fingerhut's traditional principal competitor in the general merchandise direct marketing business is J.C. Penney Company, Inc., which operates a large number of retail stores in addition to its mail order businesses and generates substantial catalog sales at its retail premises in addition to direct mail marketing. Fingerhut also competes with retail department stores, discount department stores and variety stores, many of which are national chains, for the general merchandise spending of its customers.

    The principal methods of competition within the direct marketing industry and in the Company's market segments include purchasing convenience, extension of credit, customer service, free trial and merchandise value. The Company believes that it is able to compete on the strength of its marketing strategy despite strong competitive pressures. Although barriers to entering the direct marketing business are minimal and many new companies have entered and may continue to enter the industry in competition with the Company, a substantial capital investment would be required to develop customer databases and software capabilities comparable to those of the Company. The Company believes that these assets are necessary to compete effectively in the Company's market niche, where the predictability of response rates and combined credit and return losses is critical.

Other Information

Seasonality

    The Company's business is seasonal. In 1993, approximately 35% of the Company's net sales and approximately 54% of its net earnings occurred in the fourth quarter. In addition to seasonal variations, the Company experiences variances in quarterly results from year to year that result from changes in the timing of its promotions and the types of customers and products promoted and, to some extent, variations in dates of holidays and the timing of quarter ends resulting from a 52/53 week year. Accordingly, the results of interim periods are not necessarily indicative of the results for the year.

Costs of Mailing

    In 1993, the Company spent an aggregate of $236 million on postage (including the cost of parcel shipments that were passed on to customers) of which 46% was attributable to parcel shipments, 45% was attributable to the mailing of promotional materials and 9% was attributable to various correspondence with customers. As is customary in the direct mail industry, the Company passes on the cost of parcel shipments directly to the customer as part of the shipping and handling charge. The costs of mailing promotional material and certain other correspondence

>page>10

(including postage) are not directly passed on to customers, but are considered in the Company's overall product pricing and mailing strategies.

Vendor Relations

    The Company purchases products from approximately 2,500 different suppliers and maintains strong relations with its vendors. In 1993, the top ten vendors accounted for approximately 22% of the Company's total merchandise purchases, with Thomson Consumer Electric Inc., Springs Industries Inc. and Regency Bedspread Corporation each accounting for approximately 3% of the total merchandise purchases.

    The Company maintains close relations with overseas representatives in Hong Kong, Taiwan, Korea, Philippines,
Thailand and Europe. In 1993, approximately 19% of the Company's merchandise was imported directly from foreign vendors and approximately 27% was purchased through importers.

Employees

    As of December 31, 1993, the Company had approximately 8,500 employees, of whom approximately 2,600 were represented by the Northern District Joint Board or the Southern Regional Joint Board of the Amalgamated Clothing and Textile Workers Union. The Company's principal collective bargaining agreements expire on February 1, 1996 and February 2, 1997. The Company considers its relations with its employees and the union to be good.

Trademarks and Tradenames

    The Company has registered and continues to register, when appropriate, various trademarks, tradenames and service marks used in connection with its business and for private label marketing of certain of its products. The Company considers its various trademarks and service marks to be readily identifiable with, and valuable to its business.

Governmental Matters

    The Company's business is subject to regulation by a variety of state and federal laws and regulations related to, among other things, advertising, time payment pricing, offering and extending of credit, charging and collecting state sales and use taxes and product safety. The Company's practices in certain of these areas are subject to periodic inquiries and proceedings by various regulatory agencies. None of these actions has had a material adverse effect upon the Company. In addition, the operations of Fingerhut have been subject to certain federal and state consent decrees, the most recent dating back to 1978.
These decrees regulate the manner in which products and gifts may be described by the Company and specific aspects of credit, advertising and merchandise substitution policies. The Company does not consider the existence of these decrees to be a significant impediment to its profitability or operations.

    From time to time the Company has received notices and inquiries from states with respect to collection of use taxes for sales to residents of these states. To the extent that any states are successful in such claims, the Company's cost of doing business could be increased, although it does not believe any increase would be material.

    Fingerhut relies on the Minnesota "time-price" doctrine in establishing and collecting installment payments on products sold in many states. Under this doctrine, the difference between the time price and the cash price for the same goods is not treated as interest subject to regulation under laws governing the extension of credit. In other states, Fingerhut is subject to regulations that limit maximum finance charges and require refunding of finance charges to customers under certain circumstances. Fingerhut believes that its time payment pricing and credit practices are in compliance with applicable state requirements. Any change of law that would negatively affect Fingerhut's pricing policies could have an adverse effect on the Company's profitability.

    In November 1989, the Attorney General of the State of Vermont instituted an action against Fingerhut in Vermont Superior Court asserting that the finance charge rates charged by Fingerhut in connection with Fingerhut's sales of products to residents of that state exceed the rate permitted under Vermont law. During 1993, the court granted the Company's motion for summary judgment and dismissed the action.


Executive Officers of the Registrant

Name                     Age         Present Office

Theodore Deikel          58          Chairman of the Board,
                                     Chief Executive Officer
                                     and President

Rakesh K. Kaul           42          Executive Vice President
                                     and Chief Administrative
                                     Officer

Gregory D. Lerman        48          Executive Vice President,
                                     Merchandising

Elizabeth A. Bothereau   42          Senior Vice President,
                                     Consumer, Corporate and
                                     Environmental Affairs

William J. Colucci       51          Senior Vice President,
                                     Human Resources

John K. Ellingboe        43          Senior Vice President,
                                     New Business Development,
                                     General Counsel and
                                     Secretary

Glenn L. Habern          49          Senior Vice President and
                                     Chief Information Officer

Richard B. Hoffmann      47          Senior Vice President,
                                     Credit

Andrew V Johnson         38          Senior Vice President,
                                     Marketing

Arthur Kapplow, Jr.      46          Senior Vice President,
                                     Merchandising

Daniel J. McAthie        43          Senior Vice President,
                                     Chief Financial Officer
                                     and Treasurer

Richard L. Tate          48          Senior Vice President,
                                     Merchandising

Michael N. Albrecht      38          Vice President,
                                     Corporate Controller
                                     and Investor Relations

Ronald N. Zebeck         39          President, Fingerhut
                                     Financial Services
                                     Corporation


    Theodore Deikel has been Chairman of the Board, Chief Executive Officer and President since 1989. From 1985 until rejoining the Company, Mr. Deikel served as Chairman and CEO of CVN Companies, Inc. ("CVN"), a direct marketing company using television and direct mail. From 1979 to 1983, Mr. Deikel was Executive Vice President of American Can Company (a predecessor to Travelers) and Chairman of American Can Company's specialty retailing division, which included the Company, The Musicland Group, Inc. and Pickwick Distribution Companies. In addition, Mr. Deikel was Chief Executive Officer of Fingerhut from 1975 to 1983.

    Rakesh K. Kaul has been Executive Vice President and Chief Administrative Officer since January 1992. Prior to joining the Company, Mr. Kaul held several positions at Shaklee Corporation, a direct marketing company: he was Chief Financial and Strategy Officer from 1990 to April 1991 and Senior Vice President, Corporate Development and Planning from 1989 to 1990.

    Gregory D. Lerman has been Executive Vice President,
Merchandising since 1989.  From 1983 until joining the Company,
Mr. Lerman was Senior Vice President, Merchandising and
Television at CVN.

   Elizabeth A. Bothereau has been Senior Vice President, Consumer, Corporate and Environmental Affairs of the Company since October 1993. Prior to that time, she was Vice President, Consumer and Environmental Affairs of the Company from January 1991 to October 1993; Director, Business Development of Fingerhut from June 1990 to January 1991; Senior Vice President, Administration of MedTrac, a health care cost containment company, from July 1989 to June 1990; and Vice President, Marketing of IAC/American Group Benefit Services, a third party benefits administration company, in 1988-89.

   William J. Colucci was hired as Senior Vice President, Human Resources of the Company in November 1993. For more than five years before joining the Company, Mr. Colucci was the Vice President of Personnel for IBM U.S.A., and most recently the President of Workforce Solutions, an IBM Company providing human resource services and programs.

    John K. Ellingboe has been Senior Vice President, Business Development, since October 1993, General Counsel of the Company since June 1990 and Secretary of the Company since April 1990. Prior to that time he was a shareholder of Briggs and Morgan, Professional Association, a law firm, from 1987 to April 1990.

    Glenn L. Habern has been Senior Vice President and Chief Information Officer of the Company since April 1991. Mr. Habern was a Partner and was Director of Retail Systems Consulting of Ernst & Young, independent accountants, from 1987 to April 1991.

  Richard B. Hoffmann has been Senior Vice President, Credit of the Company since October 1993. Prior to that time, he was Vice President, Credit of the Company from November 1989 to October 1993 and was Vice President, Credit of CVN prior to joining the Company.

   Andrew V Johnson has been Senior Vice President, Marketing of the Company since January 1993. Prior to that time, he was Vice President, Marketing of the Company from November 1989 to January 1993 and held various marketing positions at Fingerhut prior to 1989.

   Arthur Kapplow, Jr. became Senior Vice President, Merchandising of the Company in March 1994 after joining the Company as Vice President, Merchandising, Jewelry in October 1992. Prior to that time, he was Corporate Merchandising Manager, Jewelry, Accessories, Cosmetics of J. C. Penney Co.

    Daniel J. McAthie became Senior Vice President, Chief Financial Officer and Treasurer of the Company in January 1994. Prior to that time he was Vice President and Treasurer of the Company from June 1990 to December 1993 and Vice President and Treasurer of CVN from 1987 to 1990.

    James B. Moran has been Senior Vice President, Operations since January 1992 and was Senior Vice President, Subsidiaries from September 1991 to January 1992. From 1988 until joining the Company, Mr. Moran was President and Chief Executive Officer of Tru-Part Manufacturing, a wholesale distributing company.

  Richard L. Tate has been Senior Vice President, Merchandising of the Company since October 1993. Prior to that time he was Vice President, Merchandising of the Company from December 1989 to October 1993. He was Vice President, Merchandising of CVN from March to December, 1989.

    Michael N. Albrecht joined the Company as Vice President, Corporate Controller in June 1993 and became Vice President, Corporate Controller and Investor Relations in January 1994. Prior to that time he was Vice President, Controller of Lord & Taylor, a retail department store division of the May Department Stores Co. ("May Co."), from May 1989 until joining the Company and held various other positions with May Co. from 1981 to 1989.

     Ronald N. Zebeck was hired as President of Fingerhut Financial Services Corporation in March 1994. He was Managing Director, GM Card Operations of General Motors Corporation from 1991 to 1993 and director of marketing of Advanta Corporation from 1987 to 1991.

    Officers of the Company are elected by, and hold office at the will of, the Board of Directors and do not serve a "term of office" as such.


Item 2.  Properties

    The Company's executive and administrative offices and warehouse and distribution facilities are located in a number of facilities in Minnesota and Tennessee. The total facilities presently used by the Company's continuing operations have an aggregate of approximately 4.2 million square feet. Of these, Fingerhut owns buildings in St. Cloud with an aggregate of approximately one million square feet, in Alexandria with an aggregate of approximately 51,000 square feet, and in Mora with approximately 160,000 square feet and Tennessee Distribution, Inc., a subsidiary of the Company, owns a one million square foot warehouse and distribution facility near Bristol, Tennessee, which was completed in 1992.

    The Company leases the remainder of the facilities it uses, which consist of office, operations and warehouse space, including a 194,000 square foot office building in Minnetonka. The Company has both an option to purchase and a right of first refusal on certain office and warehouse facilities and the lessor has the right to require the Company to purchase those facilities for approximately $15 million in 1994.

    In order to meet its 1994 requirements and to accommodate future growth, the Company is constructing a 540,000 square foot expansion to its St. Cloud distribution center and is also planning to build or acquire one or more additional warehouse and distribution facilities in future years.

Item 3.   Legal Proceedings

    The Company is a party to various claims, legal actions, sales/use tax disputes and other complaints arising in the ordinary course of business. In the opinion of management, any losses that may occur are adequately covered by insurance, are provided for in the financial statements, or are without merit and the ultimate outcome of these matters will not have a material effect on the financial position or operations of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December
31, 1993.

PART II


Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters

    The information required by this item is set forth in "Quarterly Financial and Stock Data" on page 55 of the Company's
Annual Report to Shareholders for the fiscal year ended December
31, 1993 (the "1993 Annual Report") and is incorporated herein by reference.

Item 6.   Selected Financial Data

    The information required by this item is set forth under the caption "Five Year Summary of Selected Consolidated Financial
Data" on page 37 of the 1993 Annual Report and is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

    The information required by this item is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 38 to 41 of the 1993
Annual Report and is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

    The audited Consolidated Financial Statements of the
Registrant and independent auditors' report thereon and the unaudited Quarterly Financial and Stock Data set forth on pages
42 to 55 of the 1993 Annual Report are incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

    None

PART III


Item 10.  Directors and Executive Officers of the Registrant

    The information required by this item with respect to directors is set forth under "Proposal 1: Election of Directors" in the Company's proxy statement for the annual meeting of shareholders to be held on May 12, 1994, which will be filed within 120 days of December 31, 1993 (the "Proxy Statement") and is incorporated herein by reference. The information required by this item with respect to executive officers is, pursuant to instruction 3 of Item 401(b) of Regulation S-K, set forth in Part I of this Form 10-K under "Business--Executive Officers of the Registrant." The information required by this item with respect to reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934 is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated by reference.

Item 11.  Executive Compensation

    The information required by this item is set forth under "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

    The information required by this item is set forth under "Arrangements and Transactions with Related Parties" in the Proxy
Statement and is incorporated herein by reference.

    With the exception of the information incorporated by reference in Items 10-13 above, the Proxy Statement is not to be deemed filed as part of this Form 10-K.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K

    (a) The following documents are made part of this report:


        1.  Consolidated Financial Statements.

            The following consolidated financial statements, the related notes and the report of the Company's independent auditors are incorporated herein by reference from the 1993 Annual Report as part of this report at Item 8 hereof:

                Independent Auditors' Report dated January 28,
                1994 except as to the first paragraph of Note 3 and the third paragraph of Note 18, which are as of March 14, 1994.

                Consolidated Statements of Earnings for the three fiscal years ended December 31, 1993.

                Consolidated Statements of Financial Position at
                December 31, 1993 and December 25, 1992.

                Consolidated Statements of Changes in
                Stockholders' Equity for the three fiscal years ended December 31, 1993.

                Consolidated Statements of Cash Flows for the three fiscal years ended December 31, 1993.

                Notes to Consolidated Financial Statements.

            With the exception of the foregoing information and the information incorporated by reference in Items 5-
            8 of this Part II, the 1993 Annual Report is not to be deemed filed as part of this Form 10-K.

        2. Financial Statement Schedule: The following schedule for the three years ended December 31, 1993 is included in this Form 10-K:

                Independent Auditors' Report on consolidated financial statement schedule dated January 28, 1994 except as to the first paragraph of Note 3 and the third paragraph of Note 18, which are as of March 14, 1994.

                Schedule VIII - Valuation and Qualifying Accounts.

            Certain schedules have been omitted because they are not required under the related instructions or are inapplicable, or because the required information is included elsewhere in the financial statements or related notes.

    (b) Reports on Form 8-K:    None

    (c) Exhibits:  See Exhibit Index on page 19 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1994.


                                 FINGERHUT COMPANIES, INC.
                                         (Registrant)


                                  By    /s/ Theodore Deikel
                                        Theodore Deikel
                                        Chairman of the Board, Chief
                                        Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Fingerhut Companies, Inc., the Registrant, and in the capacities and on the dates indicated.


Signature                   Title                      Date

Principal executive        Chairman of the Board,    March  30, 1994
officer and director:      Chief Executive Officer
                           and President

/s/  Theodore Deikel
Theodore Deikel


Principal financial
officer:                  Senior Vice President,     March 30, 1994
                          Chief Financial Officer,
                          and Treasurer


/s/  Daniel J. McAthie
Daniel J. McAthie


Principal accounting
officer:                   Vice President,           March 30, 1994
                           Corporate Controller and
                           Investor Relations


/s/  Michael N. Albrecht
Michael N. Albrecht

Directors:



/s/  Wendell R. Anderson    Director                 March 30, 1994
Wendell R. Anderson


/s/  Edwin C. Gage          Director                 March 30, 1994
Edwin C. Gage


/s/  Stanley S. Hubbard     Director                 March 24, 1994
Stanley S. Hubbard


/s/  Richard M. Kovacevich  Director                 March 22, 1994
Richard M. Kovacevich


/s/  Dudley C. Mecum        Director                March 21, 1994
Dudley C. Mecum

EXHIBIT INDEX

Exhibit
Number          Description of Exhibit


Articles of Incorporation and Bylaws

3.a             Amended and Restated Articles of
                Incorporation of the Registrant
                (restated in electronic format as
                amended to July 29, 1993).

3.b             Bylaws of the Registrant
                (restated in electronic format as
                amended to July 29, 1993).


Material Contracts

10.a            Second Amended and Restated
                Receivables Transfer Agreement
                dated as of July 9, 1993 among
                Fingerhut Corporation, as
                Transferor, Ciesco, L.P. and
                Matterhorn Capital Corporation
                and Enterprise Funding
                Corporation, as Investors and
                Citibank, N.A. and Citicorp North
                America, Inc. as Agent (the
                "Primary Transfer Agreement")
                (Incorporated by reference to
                Exhibit 10(a)(iv) to Registrant's
                Quarterly Report on Form 10-Q
                (File No. 1-8668) for the fiscal
                quarter ended June 25, 1993).

10.b            Second Amended and Restated
                Receivables Transfer Agreement
                dated as of July 9, 1993 among
                Fingerhut Corporation as
                Transferor and Citibank, N.A. and
                Citicorp North America, Inc. as
                Agent (the "Secondary Transfer
                Agreement") (Incorporated by
                reference to Exhibit l0(b)(iv) to
                Registrant's Quarterly Report on
                Form 10-Q (File No. 1-8668) for
                the fiscal quarter ended June 25,
                1993).

10              Six Lease and Option
                Agreements, each effective
                January 1, 1990, and each between
                the Registrant and Transport Life
                Insurance Company (Incorporated
                by reference to Exhibit 10(c) to
                Registrant's Registration
                Statement on Form S-1 (No.
                33-33923)).

10.d*           Fingerhut Corporation Profit
                Sharing Plan 1989 Revision
                (Incorporated by reference to
                Exhibit 10(d) to Registrant's
                Registration Statement on Form
                S-1 (No. 33-33923)).

10.e*           Fingerhut Companies, Inc. and
                Subsidiaries 1994 Key Management
                Incentive Bonus Plan for
                Designated Corporate Officers.

10.f*           Fingerhut Corporation Pension
                Plan 1990 Revision (Incorporated
                by reference to Exhibit 10(f) to
                Registrant's Registration
                Statement on Form S-1 (No.
                33-33923)).

10.g*           Fingerhut Companies, Inc.
                Stock Option Plan (Incorporated
                by reference to Exhibit 10(h) to
                Registrant's Registration
                Statement on Form S-1 (No.
                33-33923)).

10.h*           Agreement among the
                Registrant, Primerica Corporation
                and Theodore Deikel dated
                November 2, 1989 (Incorporated by
                reference to Exhibit 10(i) to
                Registrant's Registration
                Statement on Form S-1 (No.
                33-33923)).

10.i*           Form of Employment Agreement
                between the Registrant and
                certain Executive Vice Presidents
                dated November 22, 1989
                (Incorporated by reference to
                Exhibit 10(k) to Registrant's
                Registration Statement on Form
                S-1 (No. 33-33923)).

10.j*           Fingerhut Companies, Inc. 1992
                Long-Term Incentive and Stock
                Option Plan.  (Incorporated by
                reference to (Exhibit 10(j) to
                Registrant's Annual Report on
                Form 10-K (File No. 1-8668) for
                the fiscal year ended December
                25, 1992).

10.k*           Fingerhut Companies, Inc. and
                Subsidiaries Annual Incentive
                Bonus Plan for Designated
                Corporate Officers.

10.l*           Fingerhut Companies, Inc.
                Performance Enhancement
                Investment Plan.  (Incorporated
                by reference to Exhibit 10(l) to
                Registrant's Annual Report on
                Form 10-K (File No. 1-8668) for
                the fiscal year ended December
                25, 1992).

10.m*           Fingerhut Companies, Inc.
                Directors' Retainer Stock
                Deferral Plan.

10.n            Amended and Restated
                Revolving Credit and Letter of
                Credit Facility dated as of
                October 20, 1993, among Fingerhut
                Companies, Inc., the Guarantors
                party thereto, the Lenders party
                thereto, the Issuing Banks party
                thereto, Chemical Bank as Agent
                and NationsBank of North Carolina
                N.A. (Incorporated by reference
                to Exhibit 10.n to Registrant's
                Quarterly Report on Form 10-Q
                (File No. 1-8668) for the fiscal
                quarter ended September 24,
                1993).

10.o            Form of Purchase Agreement
                dated as of January 14, 1991,
                relating to the sale of
                $65,000,000 of 9.81% Senior
                Notes, Series A, due June 30,
                1996 and $25,000,000 of 10.12%
                Senior Notes, Series B, due
                December 30, 1997 (Incorporated
                by reference to Exhibit 10(o) to
                Registrant's Annual Report on
                Form 10-K (File No. 1-8668) for
                the fiscal year ended December
                28, 1990).

            (i) First Amendment Agreement dated as
                of March 1, 1992.  (Incorporated
                by reference to Exhibit 10(o)(i)
                to Registrant's Annual Report on
                Form 10-K (File No. 1-8668) for
                the fiscal year ended December
                27, 1991).

10.p            Purchase Agreement dated as of
                February 15, 1991, relating to
                the sale of $20,000,000 of 9.74%
                Senior Notes, Series C, due
                August 15, 1996 (Incorporated by
                reference to Exhibit 10(p) to
                Registrant's Annual Report on
                Form 10-K (File No. 1-8668) for
                the fiscal year ended December
                28, 1990).

            (i) First Amendment Agreement dated as
                of March 1, 1992.  (Incorporated
                by reference to Exhibit 10(p)(i)
                to Registrant's Annual Report on
                Form 10-K (File No. 1-8668) for
                the fiscal year ended December
                27, 1991).

10.q            Purchase Agreement dated as of
                January 15, 1992, relating to the
                sale of $15,000,000 of 6.96%
                Senior Notes, Series D, due
                August 15, 1996.  (Incorporated
                by reference to Exhibit 10(q) to
                Registrant's Annual Report on
                Form 10-K (File No. 1-8668) for
                the fiscal year ended December
                27, 1991).

            (i) First Amendment Agreement dated as
                of March 1, 1992.  (Incorporated
                by reference to Exhibit 10(q)(i)
                to registrant's Annual Report on
                From 10-K (File No. 1-8668) for
                the fiscal year ended December
                27, 1991).

10.r            Pledge Agreement dated as of
                March 20, 1992, securing the
                Company's obligations under the
                Credit Agreement and its Senior
                Notes, Series A, B, C and D.
                (Incorporated by reference to
                Exhibit 10(r) to Registrant's
                Annual Report on Form 10-K (File
                No. 1-8668 for the fiscal year
                ended December 27, 1991).

10.s            Purchase Agreement dated as of
                June 15, 1992, relating to the
                sale of $60,500,000 of 8.92%
                Senior Unsecured Notes, Series A,
                due June 15, 2002 and $14,500,000
                of 8.92% Senior Unsecured Notes,
                Series B, due June 15, 2004
                (Incorporated by reference to
                Exhibit 10(s) to Registrant's
                Quarterly Report on form 10-Q
                (File No. 1-8668) for the fiscal
                quarter ended June 26, 1992.

10.t            Purchase Agreement dated as of
                August 1, 1993, relating to the
                sale of $45,000,000 of 6.83%
                Senior Unsecured Notes, Series C,
                due August 1, 2000 (Incorporated
                by reference to Exhibit 10.t to
                Registrant's Quarterly Report on
                Form 10-Q (File 1-8668) for the
                fiscal quarter ending September
                24, 1993).

Other Exhibits

11              Computation of Earnings per Share

13              Pages 37 to 55 of the 1993 Annual
                Report to Shareholders.  The 1993
                Annual Report shall not be deemed
                to be filed with the Commission
                except to the extent that
                information is specifically
                incorporated herein by reference.
                Exhibit 13 also includes a
                financial statement schedule, and
                independent auditors' report
                thereon, that was not part of the
                1993 Annual Report.

22              Subsidiaries of the Registrant

23              Consent of KPMG Peat Marwick

______
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form
10-K.