Form 10-Q
period 1994-04-01
FINGERHUT COMPANIES INC
filed 1994-05-16
CIK 740126

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________

                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Fiscal Quarter Ended                                1-8668
   April 1, 1994                                  Commission File Number

                          ___________________________


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes   X                      No _____

As of April 29, 1994, 46,291,648 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                           FINGERHUT COMPANIES, INC.

                                   FORM 10-Q

                                 April 1, 1994


                               TABLE OF CONTENTS






Part I - Financial Information                                     Page

    Item 1. Financial Statements

             Consolidated Statements of Earnings (Unaudited) -
              thirteen weeks ended April 1, 1994 and
              March 26, 1993 ....................................... 3

             Consolidated Statements of Financial Position
              (Unaudited) - April 1, 1994, March 26, 1993 and
              December 31, 1993 .................................... 4

             Consolidated Statements of Cash Flows (Unaudited) -
              thirteen weeks ended April 1, 1994 and
              March 26, 1993........................................ 5

             Condensed Notes to Consolidated Financial
              Statements (Unaudited)................................ 6

    Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition..................... 8



Part II - Other Information

    Item 4.  Submission of Matters to a Vote of Security Holders .. 11

    Item 6.  Exhibits and Reports on Form 8-K ..................... 11

    Signatures..................................................... 12

                  FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
               (In thousands of dollars, except per share data)
                                  (Unaudited)


                                                Thirteen Weeks Ended
                                            April 1,            March 26,
                                              1994                1993
Revenues:

  Net sales                                $   324,681        $   340,962
  Finance income, net                           37,463             30,845
                                               -------            -------
                                               362,144            371,807

Costs and expenses:

  Product cost                                 160,389            171,591
  Administrative and selling expenses          133,768            132,582
  Provision for uncollectible accounts          38,673             43,146
  Discount on sale of accounts receivable        6,922              3,513
  Interest expense, net                          6,990              9,715
                                               -------            -------
                                               346,742            360,547
                                               -------            -------
Earnings before taxes                           15,402             11,260
Provision for income taxes                       5,429              3,496
                                               -------            -------
Net earnings                               $     9,973        $     7,764
                                               =======            =======
Earnings per share                         $       .20        $       .16
                                               =======            =======
Dividends                                  $       .04        $       .04
                                               =======            =======
Weighted average shares                     50,760,001         49,541,684
                                            ==========         ==========

     See accompanying Condensed Notes to Consolidated Financial Statements.

                  FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                           (In thousands of dollars)
                                 (Unaudited)

                                         April 1,     March 26,  December 31,
                                           1994         1993         1993
ASSETS

Current assets:
  Cash and cash equivalents             $   36,301   $   25,229    $   66,571
  Customer accounts receivable, net        324,224      300,997       333,543
  Inventories, net                         145,240      163,223       149,389
  Promotional material                      71,577       59,121        56,083
  Deferred income taxes                     63,229       68,177        68,404
  Other                                      9,409        7,151         8,218
                                           -------      -------       -------
    Total current assets                   649,980      623,898       682,208

Property and equipment, net                182,919      169,343       182,510
Excess of cost over fair value of
 net assets acquired, net                   43,825       47,315        43,977
Customer lists, net                          9,945       15,520        10,067
Other assets                                56,563       11,975        53,215
                                           -------      -------       -------
                                        $  943,232   $  868,051    $  971,977
                                           =======      =======       =======
LIABILITIES

Current liabilities:
  Accounts payable                      $  127,811   $  115,580    $  120,307
  Accrued payroll and employee benefits     20,767       31,539        36,545
  Other accrued liabilities                 44,950       51,606        49,639
  Current portion of long-term debt            311          337           305
  Current income taxes payable                   -            -        26,179
                                           -------      -------       -------
    Total current liabilities              193,839      199,062       232,975

Long-term debt, less current portion       246,753      247,120       246,820
Deferred income taxes                       15,107        9,798        15,459
Other non-current liabilities                5,084        4,298         4,334
                                           -------      -------       -------
                                           460,783      460,278       499,588
                                           -------      -------       -------
STOCKHOLDERS' EQUITY

Preferred stock                                  -            -             -
Common Stock                                   463          460           461
Additional paid-in capital                 256,918      252,404       254,984
Earnings reinvested                        225,068      154,909       216,944
                                           -------      -------       -------
  Total stockholders' equity               482,449      407,773       472,389
                                           -------      -------       -------
                                        $  943,232   $  868,051    $  971,977
                                           =======      =======       =======
    See accompanying Condensed Notes to Consolidated Financial Statements.

                  FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                  (Unaudited)


                                                      Thirteen Weeks Ended
                                                    April 1,        March 26,
                                                     1994             1993
Cash flows from operating activities:
  Net earnings                                    $    9,973       $    7,764

  Adjustments to reconcile net earnings to net cash used by operating activities:

    Depreciation and amortization                      8,126            6,555

    Change in assets and liabilities, excluding
      the effects of business divestitures:
       Customer accounts receivable, net              (2,236)          19,695
       Inventories, net                                4,149          (15,808)
       Promotional material and other current assets (16,685)          (8,315)
       Accounts payable                                7,504          (35,839)
       Accrued payroll and employee benefits         (15,778)          (4,559)
       Other accrued liabilities                      (4,689)          (8,940)
       Current income taxes payable                  (25,208)         (19,675)
       Deferred income taxes                           4,823            5,049
       Other                                          (2,774)             980
                                                     --------         --------
Net cash used by operating activities                (32,795)         (53,093)
                                                     --------         --------
Cash flows from investing activities:
  Proceeds from business divestitures                 11,555                -
  Additions to property and equipment                 (8,085)          (7,670)
                                                     --------         --------
Net cash provided (used) by investing activities       3,470           (7,670)
                                                     --------         --------
Cash flows from financing activities:
  Repayments of long-term debt                           (61)             (66)
  Issuance of common stock                               965            1,211
  Cash dividends paid                                 (1,849)          (1,835)
                                                     --------         --------
Net cash used by financing activities                   (945)            (690)
                                                     --------         --------
Net decrease in cash and cash equivalents            (30,270)         (61,453)
Cash and cash equivalents at beginning of period      66,571           86,682
                                                     --------         --------
Cash and cash equivalents at end of period        $   36,301       $   25,229
                                                     ========         ========
Supplemental noncash investing and financing activities:
  Tax benefit from exercise of non-qualified
   stock options                                  $      971       $    1,042

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest        $    3,166       $   14,800
  Cash paid during the period for income taxes    $   27,638       $   18,732

Included in cash and cash equivalents were liquid investments with maturities of fifteen days or less.

     See accompanying Condensed Notes to Consolidated Financial Statements.

                  FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited



1.   Consolidated financial statements

     The consolidated financial statements of Fingerhut Companies, Inc. ("Company") reflect the financial position and results of operations of the Company and its wholly owned subsidiaries. The Company's principal subsidiaries are Fingerhut Corporation ("Fingerhut") and USA Direct Incorporated ("USA Direct"). COMB Corporation was sold as of September 3, 1993, FDC, Inc., a subsidiary of Figi's Inc. ("Figi's"), was sold as of December 31, 1993 and the Company has signed a letter of intent to sell the remaining assets of Figi's.

          The consolidated financial statements as of April 1, 1994 and March 26, 1993, and for the thirteen weeks ended April 1, 1994 and March 26, 1993, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1993 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim period should not be considered indicative of the results to be expected for the entire year.

     Reclassifications have been made to prior years' consolidated financial statements whenever necessary to conform to the current year's presentation.

2.   Summary of significant accounting policies adopted in 1994

     During the first quarter of 1994, the Company completed their study of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" and determined there were no significant adjustments required for the implementation of this pronouncement.

3.   Earnings per share of common stock and common stock equivalents

     Earnings per share is computed by dividing net earnings by the weighted average shares of common stock and common stock equivalents outstanding during the periods. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock was calculated using the treasury stock method.

4.   Sale of accounts receivable

     The proceeds from the sale of accounts receivable were $767.0 million, $589.0 million and $829.0 million as of April 1, 1994, March 26, 1993 and December 31, 1993, respectively. The holdback was approximately $228.0 million, $141.0 million and $227.0 million as of April 1, 1994, March 26, 1993 and December 31, 1993, respectively.

5.   Customer accounts receivable, net

     Customer accounts receivable, net consisted of the following:

     (In thousands of dollars)       April 1,     March 26,   December 31,
                                       1994         1993          1993

     Due from customers            $  453,215    $ 435,192    $  466,390
     Reserve for uncollectible
      accounts,net of anticipated
      recoveries                      (70,738)     (84,299)      (70,011)
     Reserve for returns
      and exchanges                   (14,701)     (13,028)      (18,988)
     Other reserves                   (19,354)     (19,881)      (19,135)
                                      --------     --------      --------
        Net collectible amount        348,422      317,984       358,256
     Unearned finance income          (24,198)     (16,987)      (24,713)
                                      --------     --------      --------
        Customer accounts
         receivable, net           $  324,224    $ 300,997    $  333,543
                                      ========     ========      ========
6.   Revolving credit facility

     Interest expense related to the revolving credit facility for the thirteen-week periods ended April 1, 1994 and March 26, 1993 was $25 thousand and $0, respectively. The average outstanding balances during such periods were $1.7 million and $0, respectively, and the average annual interest rate for the 1994 period was 6.0%.

7.   Stockholders' equity

     During the thirteen-week period ended April 1, 1994, 138,300 shares of common stock were issued related to the exercise of employee stock options, bringing the total shares of common stock outstanding as of April 1, 1994 to 46,286,748.

8.   Subsequent event

     On April 21, 1994, the Company declared a cash dividend in the amount of $.04 per share, aggregating approximately $1.9 million, payable on May 26, 1994, to the shareholders of record as of the close of business on May 5, 1994.

     On May 12, 1994, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock that may be made from time to time at prevailing prices in the open market or by block purchase and may be discontinued at any time. The purchases will be made within certain restrictions relating to volume, price and timing in order to minimize the impact of the purchase on the market for the Comany's stock.

                  FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                             THIRTEEN WEEKS ENDED
                       APRIL 1, 1994 AND MARCH 26, 1993

Results of Operations

Net sales for the current 13 week period were $324.7 million compared with net sales of $341.0 million for the related period in 1993. Net sales for the current period increased 6% from $306.9 million, when excluding COMB, FDC and Figi's which the Company sold, or entered into a signed letter of intent to sell, in 1993 (the "Sold Subsidiaries"). Fingerhut Corporation ("Fingerhut"), the core business, had first quarter net sales of $304.4 million compared to $275.4 million in the same period in 1993, an increase of 11%. Net sales from Fingerhut's existing customer list increased 13% to $243.7 million primarily as a result of additional mailings. As planned, net sales from Fingerhut's new customer acquisition programs were $60.7 million, consistent with the $60.6 million of net sales in the comparable period of 1993. Net sales from USA Direct Incorporated ("USA Direct") were $18.7 million compared to $30.1 million for the same period in 1993, the result of different product promotions with lower price points. In the first quarter of 1994, the Company significantly expanded testing and screening of new products at a range of price points. The new product screening programs will aid new product introductions for USA Direct and better position these products for future retail sales. USA Direct's first quarter sales were comparable to fourth quarter 1993, reflecting branded product hits such as Susan Powter's "Stop the insanity!", the Bissell Little Green Clean Machine and the Pump-N-Seal. The Company recently announced the signing of a long-term cable agreement with Time Warner Cable and Continental Cablevision to launch S The Shopping Network in the fall of 1994.

Net finance income for the current 13 week period was $37.5 million compared to $30.8 million for the related period in 1993. The improvement in finance income was primarily due to increased sales from Fingerhut's existing customers.

Product cost for the current 13 week period was $160.4 million, or 49.4% of net sales, compared to $171.6 million, or 50.3% of net sales, during the comparable prior year period. The decrease as a percent of net sales was primarily attributable to the Sold Subsidiaries which had a higher product cost as a percent of net sales.

Administrative and selling expenses for the current 13 week period were $133.8 million, or 41.2% of net sales, compared to $132.6 million, or 38.9% of net sales, in the comparable prior year period. The increase as a percent of net sales was due to planned higher depreciation costs and lower sales per advertising dollar from Fingerhut's existing and new customers.

The provision for uncollectible accounts for the first quarter of 1994 was $38.7 million, or 11.9% of net sales, compared with $43.1 million, or 12.7% of net sales, for the same period in the prior year. The decrease as a percent of net sales was due to lower levels of uncollectible accounts on sales from Fingerhut's existing and new customer acquisition programs, partially offset by the Sold Subsidiaries which had a lower provision for uncollectible accounts as a percent of net sales. Tighter management of the credit granting process, while maintaining the net sales levels of Fingerhut's new customer acquisition programs, resulted in the addition of more quality customers at reduced costs.

Discount on sale of accounts receivable for the 13 week period ended April 1, 1994 was $6.9 million compared to $3.5 million for the comparable period in 1993, resulting from an increase in sales from Fingerhut's existing customers and, accordingly, in the amount of accounts receivable sold, and higher commercial paper rates at the end of the current quarter.

Net interest expense for the current 13 week period was $7.0 million compared to $9.7 million in the first quarter of 1993. The decrease was primarily attributable to the expiration of $160 million of interest rate swap agreements on June 30, 1993.

The effective tax rate for the first quarter of 1994 was 35.2% compared with 31.0% in the comparable prior year period. First quarter 1993's tax rate reflected a favorable one-time cumulative effect due to the adoption of FAS
109. The current quarter tax rate was increased by one percentage point compared to the prior year as a result of the Omnibus Budget Reconciliation Act of 1993.

Liquidity and Capital Resources

The Company funds its operations through internally generated funds, the sale of accounts receivable pursuant to the Receivables Transfer Agreement, borrowings under the Revolving Credit Facility, issuance of long-term debt and issuance of common stock.

The proceeds from the sale of accounts receivable under the Receivables Transfer Agreement as of April 1, 1994 and December 31, 1993 were $767.0 million and $829.0 million, respectively, compared with $589.0 million as of March 26, 1993 and $653.0 million as of December 25, 1992. On March 14, 1994, the expiration date of the Receivables Transfer Agreement was extended to July 29, 1994. The Company believes a replacement of the Receivables Transfer Agreement will be completed prior to the expiration date and on acceptable terms.

The Revolving Credit Facility provides for aggregate commitments of $250.0 million, which includes the issuance of up to $125.0 million in letters of credit. As of April 1, 1994 and March 26, 1993, the Company had no borrowings under the Revolving Credit Facility but had outstanding letters of credit of $34.4 million and $55.5 million, respectively. A total of $125.0 million of the commitment matures in October 1994 and the remaining $125.0 million matures in October 1997. The Company believes a replacement of the October 1994 maturity will be completed prior to the expiration date and on acceptable terms.

The Company had an aggregate amount of fixed rate notes outstanding of $245.0 million as of April 1, 1994 and $200.0 million as of March 26, 1993.

The Company used $32.8 million of cash for operations during the thirteen-week period ended April 1, 1994, compared with $53.1 million for the related period in 1993. This net $20.3 million decrease in cash used by operations resulted from decreased working capital requirements. The most significant items affecting working capital were changes in accounts receivable, inventory, accounts payable and accrued payroll and employee benefits. The fluctuations in cash flows from accounts receivable and inventory were primarily a result of the 1993 activity of the Sold Subsidiaries. The change in accounts payable from a $35.8 million use of cash in 1993 to a $7.5 million source of cash in 1994 resulted from the additional week of activity in fiscal 1993 and the timing of purchases and disbursements. The change in accrued payroll and employee benefits was a result of a shift in the timing of the current quarter-end.

The $11.6 million in proceeds received from businesses divested at the end of the prior year more than offset the Company's use of cash for property and equipment of $8.1 for the thirteen week period ended April 1, 1994, which was consistent with the comparable period in 1993.

In 1994, the Company has obligations to provide up to an additional $5.0 million of capital to Montgomery Ward Direct. At April 1, 1994, the Company's aggregate capital investment in Montgomery Ward Direct was $5.0 million.

The Company leases certain office and warehouse facilities that the lessor has the right to require the Company to purchase for approximately $15 million in 1994. The Company believes that the lessor will exercise this right in 1994.

During the first quarter of 1994, the Company signed long-term cable agreements with Time Warner Cable and Continental Cablevision to launch S The Shopping Network which will require initial capital investments through its startup in the fall of 1994.

The Company believes it will have sufficient funds available to meet current and anticipated commitments.

On April 21, 1994, the Company declared a cash dividend of $.04 per share, or an aggregate of $1.9 million, payable on May 26, 1994, to the shareholders of record as of the close of business on May 5, 1994.

On May 12, 1994, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock that may be made from time to time at prevailing prices in the open market or by block purchase and may be discontinued at any time. The purchases will be made within certain restrictions relating to volume, price and timing in order to minimize the impact of the purchase on the market for the Company's stock.

                          Part II.  Other Information


Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on May 12, 1994. At the meeting, the shareholders elected Dudley C. Mecum (35,841,891 votes for, 200,366 votes withheld) to a three-year term as director; approved adoption of the Fingerhut Companies, Inc. and Subsidiaries Annual Incentive Bonus Plan (33,632,778 votes for, 1,972,037 votes against and 437,442 votes abstaining); approved adoption of the Fingerhut Companies, Inc. Directors' Retainer Stock Deferral Plan (34,704,980 votes for, 805,598 votes against and 531,679 votes abstaining); approved adoption of the Fingerhut Companies, Inc. 1994 Employee Stock Purchase Plan (35,058,034 votes for, 551,005 votes against and 433,218 votes abstaining); and ratified the appointment of KPMG Peat Marwick as the independent auditors of the Company (35,589,361 votes for, 418,448 votes against and 34,448 votes abstaining).


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:
               10.a(i) Amendment No. 1 to the Primary Transfer Agreement
                       dated as of March 31, 1994.

               10.b(i) Amendment No. 1 to the Secondary Transfer Agreement
                       dated as of March 31, 1994.

               11      Computation of Earnings per Share

         (b)   Reports on Form 8-K:

               None

                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                           FINGERHUT COMPANIES, INC.








Date:    May 16, 1994      By:
                           /s/ Daniel J. McAthie
                           Daniel J. McAthie
                           Senior Vice President,
                           Chief Financial Officer,
                           and Treasurer
                           (Principal Financial Officer)







Date:    May 16, 1994      By:
                           /s/ Michael N. Albrecht
                           Michael N. Albrecht
                           Vice President, Corporate Controller
                           and Investor Relations
                           (Principal Accounting Officer)