Form 10-Q
period 1994-07-01
FINGERHUT COMPANIES INC
filed 1994-08-15
CIK 740126

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________

                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Fiscal Quarter Ended                                1-8668
    July 1, 1994                                  Commission File Number

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

                Yes   X                      No _____

As of August 10, 1994, 46,358,273 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                           FINGERHUT COMPANIES, INC.

                                   FORM 10-Q

                                  July 1, 1994


                               TABLE OF CONTENTS






Part I - Financial Information                                     Page

    Item 1. Financial Statements

             Consolidated Statements of Earnings (Unaudited) -
              thirteen weeks and twenty-six weeks ended
              July 1, 1994 and June 25, 1993 ....................... 3

             Consolidated Statements of Financial Position
              (Unaudited) - July 1, 1994, June 25, 1993 and
              December 31, 1993 .................................... 4

             Consolidated Statements of Cash Flows (Unaudited) -
              twenty-six weeks ended July 1, 1994 and
              June 25, 1993........................................  5

             Condensed Notes to Consolidated Financial
              Statements (Unaudited)................................ 6

    Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition..................... 9



Part II - Other Information

    Item 6.  Exhibits and Reports on Form 8-K ..................... 14

    Signatures..................................................... 15

                  FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
          (In thousands of dollars, except share and per share data)
                                  (Unaudited)


                           Thirteen Weeks Ended       Twenty-Six Weeks Ended
                           July 1,      June 25,       July 1,      June 25,
                            1994          1993          1994          1993
Revenues:

  Net sales              $  388,767    $  380,293    $  713,448    $  721,255
  Finance income, net        57,264        40,542        94,727        71,387
                            446,031       420,835       808,175       792,642

Costs and expenses:

  Product cost              197,280       193,024       357,669       364,615
  Administrative and
   selling expenses         150,888       142,761       284,656       275,343
  Provision for
   uncollectible accounts    52,084        49,644        90,757        92,790
  Discount on sale of
   accounts receivable       14,031         6,003        20,953         9,516
  Interest expense, net       6,741         9,725        13,731        19,440

                            421,024       401,157       767,766       761,704

Earnings before taxes        25,007        19,678        40,409        30,938
Provision for income
 taxes                        8,815         6,702        14,244        10,198

Net earnings             $   16,192    $   12,976    $   26,165    $   20,740

Earnings per share       $      .32    $      .26    $      .52    $      .42

Dividends                $      .04    $      .04    $      .08    $      .08

Weighted average         50,650,369    49,895,104    50,704,263    49,718,394
 shares

     See accompanying Condensed Notes to Consolidated Financial Statements.

                  FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                           (In thousands of dollars)
                                  (Unaudited)

                                          July 1,      June 25,    December 31,
                                           1994          1993          1993
ASSETS

Current assets:
  Cash and cash equivalents             $   93,638    $   45,061    $   66,571
  Customer accounts receivable, net        281,942       282,575       333,543
  Inventories, net                         134,317       172,919       149,389
  Promotional material                      65,690        61,483        56,083
  Deferred income taxes                     60,048        68,065        68,404
  Other                                     11,688         8,020         8,218
    Total current assets                   647,323       638,123       682,208

Property and equipment, net                188,784       178,625       182,510
Excess of cost over fair value of
 net assets acquired, net                   43,603        47,112        43,977
Customer lists, net                          9,768        15,340        10,067
Other assets                                63,669        11,319        53,215
                                        $  953,147    $  890,519    $  971,977

LIABILITIES

Current liabilities:
  Accounts payable                      $  123,506    $  126,862    $  120,307
  Accrued payroll and employee benefits     23,477        22,114        36,545
  Other accrued liabilities                 37,858        54,418        49,639
  Current portion of long-term debt            316           323           305
  Current income taxes payable               3,997         6,747        26,179
    Total current liabilities              189,154       210,464       232,975

Long-term debt, less current portion       246,659       247,032       246,820
Deferred income taxes                       14,553         9,415        15,459
Other non-current liabilities                5,085         4,299         4,334
                                           455,451       471,210       499,588

STOCKHOLDERS' EQUITY

Preferred stock                                  -             -             -
Common Stock                                   463           460           461
Additional paid-in capital                 257,827       252,803       254,984
Earnings reinvested                        239,406       166,046       216,944
  Total stockholders' equity               497,696       419,309       472,389
                                        $  953,147    $  890,519    $  971,977

    See accompanying Condensed Notes to Consolidated Financial Statements.

                  FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                  (Unaudited)


                                                     Twenty-Six Weeks Ended
                                                     July 1,        June 25,
                                                      1994            1993
Cash flows from operating activities:
  Net earnings                                     $   26,165      $   20,740

  Adjustments to reconcile net earnings to net cash provided (used) by operating activities:

    Depreciation and amortization                      16,455          13,529

    Change in assets and liabilities, excluding
      the effects of business divestitures:
       Customer accounts receivable, net               39,562          38,117
       Inventories, net                                15,072         (25,504)
       Promotional material and other current assets  (13,077)        (11,546)
       Accounts payable                                 3,199         (24,557)
       Accrued payroll and employee benefits          (13,068)        (13,984)
       Other accrued liabilities                      (11,781)         (6,128)
       Current income taxes payable                   (20,765)        (12,790)
       Deferred income taxes                            7,450           4,778
       Other                                           (9,682)          1,384
Net cash provided (used) by operating activities       39,530         (15,961)

Cash flows from investing activities:
  Additions to property and equipment                 (22,077)        (23,290)
  Proceeds from business divestitures                  12,039               -
Net cash used by investing activities                 (10,038)        (23,290)

Cash flows from financing activities:
  Repayments of long-term debt                           (150)           (168)
  Issuance of common stock                              1,428           1,472
  Cash dividends paid                                  (3,703)         (3,674)
Net cash used by financing activities                  (2,425)         (2,370)
Net decrease in cash and cash equivalents              27,067         (41,621)
Cash and cash equivalents at beginning of period       66,571          86,682
Cash and cash equivalents at end of period         $   93,638      $   45,061

Supplemental noncash investing and financing activities:
  Tax benefit from exercise of non-qualified
   stock options                                   $    1,417      $    1,180

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest         $   13,978      $   19,090
  Cash paid during the period for income taxes     $   27,961      $   18,896

Included in cash and cash equivalents were liquid investments with original maturities of fifteen days or less.

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

          The consolidated financial statements as of July 1, 1994 and June 25, 1993, and for the thirteen and twenty-six weeks ended July 1, 1994 and June 25, 1993, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1993 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim period should not be considered indicative of the results to be expected for the entire year.

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

3.   Earnings per share of common stock and common stock equivalents

     Earnings per share was computed by dividing net earnings by the weighted average shares of common stock and common stock equivalents outstanding during the periods. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock was calculated using the treasury stock method.

4.   Sale of accounts receivable

     The Receivables Transfer Agreement was replaced with the Fingerhut Master Trust in June 1994. Under the Fingerhut Master Trust, Fingerhut sold a greater percentage of its receivables, which had the effect of increasing the proceeds received by the Company as of July 1, 1994. The proceeds from the sale of accounts receivable were $872.9 million, $620.0 million and $829.0 million as of July 1, 1994, June 25, 1993 and December 31, 1993, respectively. The Company's interest in the Fingerhut Master Trust was approximately $121.9 million as of July 1, 1994. The holdback under the Receivables Transfer Agreement, which represented the Company's interest under that agreement, was approximately $154.0 million and $227.0 million as of June 25, 1993 and December 31, 1993, respectively.

5.   Customer accounts receivable, net

     Customer accounts receivable, net consisted of the following:

     (In thousands of dollars)        July 1,      June 25,   December 31,
                                       1994         1993          1993
     Due from customers            $  391,174    $ 415,824    $  466,390
     Reserve for uncollectible
      accounts, net of anticipated
      recoveries                      (71,759)     (80,739)      (70,011)
     Reserve for returns
      and exchanges                   (10,362)     (15,826)      (18,988)
     Other reserves                   (13,433)     (18,429)      (19,135)
        Net collectible amount        295,620      300,830       358,256
     Unearned finance income          (13,678)     (18,255)      (24,713)
        Customer accounts
         receivable, net           $  281,942    $ 282,575    $  333,543

6.   Revolving credit facility

     Interest expense related to the revolving credit facility for the twenty-six week periods ended July 1, 1994 and June 25, 1993 was $27 thousand and $0, respectively. The average outstanding balances during such periods were $852 thousand and $0, respectively, and the average annual interest rate for the 1994 period was 6.30%.

7.   Stockholders' equity

     During the twenty-six week period ended July 1, 1994, 196,975 shares of common stock were issued related to the exercise of employee stock options, bringing the total shares of common stock outstanding as of July 1, 1994 to 46,345,423.

8.   Subsequent event

     On July 21, 1994, the Company declared a cash dividend in the amount of $.04 per share, aggregating approximately $1.9 million, payable on August 25, 1994, to the shareholders of record as of the close of business on August 4, 1994.

     In July 1994, the Company repurchased 55,000 shares of its common stock at prevailing market prices under its previously announced stock repurchase program.

                  FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                      THIRTEEN AND TWENTY-SIX WEEKS ENDED
                        JULY 1, 1994 AND JUNE 25, 1993

Results of Operations
                                Second Quarter

Net sales for the current thirteen week period were $388.8 million compared to net sales of $380.3 million for the related period in 1993. Net sales for the current period increased 12% from $347.6 million, when excluding COMB, FDC and Figi's which the Company sold, or entered into a signed letter of intent to sell, in 1993 (the "Sold Subsidiaries"). Fingerhut Corporation ("Fingerhut"), the core business, had second quarter net sales of $370.2 million compared to $330.7 million in the same period in 1993, an increase of 12%. Net sales from Fingerhut's existing customer list increased 13% to $304.3 million due to increased mailings, partially offset by lower response rates. Net sales from Fingerhut's new customer acquisition programs increased 6% to $65.9 million primarily due to increased customers and higher sales per mailing. Net sales from USA Direct Incorporated ("USA Direct") were $16.7 million compared to $15.6 million for the same period in 1993. Montgomery Ward Direct, our joint venture with Montgomery Ward, had net sales of $36.5 million compared to $20.4 million in the related 1993 period, an increase of 79%. This joint venture is reported under the equity method of accounting and, as such, these sales are not included as revenues in the Company's consolidated financial statements.

Net finance income for the current thirteen week period increased to $57.3 million from $40.5 million in the related period in 1993 due to a higher percent of accounts receivable sold under the Fingerhut Master Trust (which replaced the former Receivables Transfer Agreement), as well as increased sales from Fingerhut's existing customers.

Product cost for the current thirteen week period was $197.3 million, or 50.7% of net sales, compared to $193.0 million, or 50.8% of net sales, during the comparable prior year period. Product cost decreased as a percent of net sales due to the elimination of the Sold Subsidiaries, which had a higher product cost as a percent of net sales. This was offset by higher liquidations in the second quarter compared to the prior year. Fingerhut's inventory levels have remained virtually flat year to year while sales have shown continued growth trends.

Administrative and selling expenses for the current thirteen week period increased to $150.9 million, or 38.8% of net sales, compared to $142.8 million, or 37.5% of net sales, in the comparable prior year period due to lower sales per advertising dollar from Fingerhut's existing customers and USA Direct, and planned higher depreciation costs.

The provision for uncollectible accounts for the second quarter of 1994 was $52.1 million, or 13.4% of net sales, compared to $49.6 million, or 13.1% of net sales, for the same period in the prior year. The increase as a percent of net sales was due to the Sold Subsidiaries, which had a lower provision for uncollectible accounts as a percent of net sales, partially offset by lower levels of uncollectible accounts from Fingerhut's existing and new customer acquisition programs. These lower provisions for uncollectible accounts for Fingerhut's new and existing customers provide the opportunity to mail deeper into customer lists, which the Company plans to do, which should positively impact response rates and result in a slight increase in provisions for uncollectible accounts in the future.

Discount on sale of accounts receivable for the thirteen week period ended July 1, 1994 was $14.0 million compared to $6.0 million for the comparable period in 1993. The increase resulted from higher short-term interest rates, as well as a greater amount of accounts receivable sold under the Fingerhut Master Trust and an increase in sales from Fingerhut's existing customers.

Net interest expense for the current thirteen week period was $6.7 million compared to $9.7 million in the second quarter of 1993. The decrease was primarily attributable to the expiration of $160 million of interest rate swap agreements on June 30, 1993.

The effective tax rate for the second quarter of 1994 was 35.3% compared with 34.1% in the comparable prior year period. The current quarter tax rate increased compared to the prior year as a result of the Omnibus Budget Reconciliation Act of 1993.

As a result of the items discussed above, net earnings for the thirteen week period ended July 1, 1994 were $16.2 million or $.32 per share, compared to second quarter 1993 net earnings of $13.0 million or $.26 per share.


                                  First Half

Fingerhut Companies, Inc. net sales for the twenty-six week period ended July 1, 1994 were $713.4 million compared to $721.3 million for the corresponding period in 1993. Excluding the Sold Subsidiaries, net sales for the first half increased 9% from $654.5 million. Fingerhut had first half net sales of $674.6 million compared to $606.1 million in 1993, an increase of 11%. Net sales from Fingerhut's existing customer list increased 13% to $548.0 million primarily as a result of additional mailings. Net sales from Fingerhut's new customer acquisition programs increased 3% to $126.6 million primarily due to increased sales per mailing. Net sales from USA Direct were $35.5 million compared to $45.7 million for the same period in 1993, the result of different product promotions and lower customer response. Montgomery Ward Direct had net sales of $69.8 million compared to $35.2 million for the related period in 1993, an increase of 98%. These sales are not included as revenues in the Company's consolidated financial statements.

Net finance income for the first half of 1994 was $94.7 million compared to $71.4 million for the same period in 1993. The increase was due to increased sales from Fingerhut's existing customers and a higher percent of accounts receivable sold under the Fingerhut Master Trust.

Product cost for the twenty-six week period ended July 1, 1994 was $357.7 million or 50.1% of net sales compared to $364.6 million or 50.6% of net sales during the comparable prior year period. The decrease as a percent of net sales was due to the Sold Subsidiaries, which had a higher product cost as a percent of net sales, partially offset by the timing of liquidations.

Administrative and selling expenses for the first half of 1994 were $284.7 million, or 39.9% of net sales, compared to $275.3 million, or 38.2% of net sales, in the comparable prior year period. The increase as a percent of net sales was due to lower sales per advertising dollar from Fingerhut's existing and new customers and planned higher depreciation costs.

The provision for uncollectible accounts for the first half of 1994 was $90.8 million or 12.7% of net sales compared with $92.8 million or 12.9% of net sales for the same period in the prior year. The decrease as a percent of net sales was due to lower levels of uncollectible accounts on sales from Fingerhut's existing and new customer acquisition programs, partially offset by the Sold Subsidiaries which had a lower provision for uncollectible accounts as a percent of net sales.

Discount on sale of accounts receivable for the twenty-six week period ended July 1, 1994 was $21.0 million compared to $9.5 million for the comparable period in 1993. The increase resulted from higher short-term interest rates, as well as an increase in the amount of accounts receivable sold due to an increase in sales from Fingerhut's existing customers and the replacement of the Receivable Transfer Agreement with the Fingerhut Master Trust.

Net interest expense for the first half of 1994 was $13.7 million compared to $19.4 million in the comparable prior year period. The decrease was primarily attributable to the expiration of $160 million of interest rate swap agreements on June 30, 1993.

The effective tax rate for the first twenty-six weeks of 1994 was 35.2% compared with 33.0% in the first half of the prior year. The current tax rate increased by approximately one percentage point compared to the prior year as a result of the Omnibus Budget Reconciliation Act of 1993. In addition, the 1993 tax rate reflected a favorable one-time cumulative effect due to the adoption of FAS 109, "Accounting for Income Taxes".

As a result of the items discussed above, net earnings for the twenty-six week period ended July 1, 1994 were $26.2 million or $.52 per share, compared to first half 1993 net earnings of $20.7 million or $.42 per share.

Liquidity and Capital Resources

The Company funds its operations through internally generated funds, the sale of accounts receivable pursuant to the Fingerhut Master Trust, borrowings under the Revolving Credit Facility and issuance of long-term debt and common stock.

The Receivables Transfer Agreement was replaced with the Fingerhut Master Trust in June 1994 (See note 4 of the Condensed Notes to Consolidated Financial Statements). Under the Fingerhut Master Trust, Fingerhut sold a greater percentage of its receivables, which had the effect of increasing the proceeds received by the Company as of July 1, 1994. The proceeds received as of July 1, 1994 and December 31, 1993 were $872.9 million and $829.0 million, respectively, compared with $620.0 million as of June 25, 1993 and $653.0 million as of December 25, 1992.

The Revolving Credit Facility provides for aggregate commitments of $250.0 million, which includes the issuance of up to $125.0 million in letters of credit. As of July 1, 1994 and June 25, 1993, the Company had no borrowings under the Revolving Credit Facility but had outstanding letters of credit of $13.9 million and $55.1 million, respectively. A total of $125.0 million of the commitment expires in October 1994 and the remaining $125.0 million matures in October 1997. The Company believes a replacement of the portion of the facility that expires in October 1994 will be completed prior to the expiration date and on acceptable terms. The outstanding portion of open letters of credit not reflected above aggregated $36.1 million at July 1, 1994.

The Company had an aggregate amount of fixed rate notes outstanding of $245.0 million as of July 1, 1994 and $200.0 million as of June 25, 1993.

The Company generated $39.5 million of cash from operations during the twenty-six week period ended July 1, 1994, compared with a use of $16.0 million for the related period in 1993. This net $55.5 million increase in cash provided from operations resulted from decreased working capital requirements. The most significant items affecting working capital were changes in inventory and accounts payable. The change in inventories from a use of cash in 1993 to a source of cash in 1994 was primarily due to Fingerhut's inventory levels remaining relatively flat in 1994 compared to increasing levels during the comparable period in 1993, as well as the 1993 activities of the Sold Subsidiaries. The change in accounts payable from a $24.6 million use of cash in 1993 to a $3.2 million source of cash in 1994 resulted from the additional week of activity in fiscal 1993 and the timing of purchases and disbursements.

The $12.0 million decrease in net cash used by investing activities was the result of proceeds received from businesses divested at the end of the prior year.

Three separate facility additions have been approved by the Company's Board of Directors. The $20.0 million 500,000 square-foot warehouse and distribution facility expansion in St. Cloud, Minnesota is planned to be fully operational during the fourth quarter of 1994. Spending through July 1, 1994 on the St. Cloud expansion was $5.5 million. Construction on a western distribution center in Spanish Fork, Utah will begin in the third quarter. This one million square-foot facility is projected to cost approximately $57.0 million and to be fully operational in early 1996. The company also broke ground in the third quarter for a $23.0 million data and technology center in Plymouth, Minnesota, which is anticipated to be open in the second quarter of 1995.

In 1994, the Company has obligations to provide up to an additional $5.0 million of capital to Montgomery Ward Direct. At July 1, 1994, the Company's aggregate capital investment in Montgomery Ward Direct was $5.0 million.

The Company leases certain office and warehouse facilities that, during the remainder of 1994, the lessor has the right to require the Company to purchase. If the lessor exercises this right, the Company will purchase the facilities for approximately $15 million in the first half of 1995.

During the first quarter of 1994, the Company signed long-term cable agreements with Time Warner Cable and Continental Cablevision relating to S The Shopping Network, Inc. These agreements require payments to be made to Time Warner and Continental in exchange for cable carriage and other services. The Company has continued to fund startup of S Network operations, currently scheduled to launch in late 1994. Recent events in the cable home shopping industry, including proposed acquisitions and/or mergers, however, may affect the timing of the S Network launch.

On May 12, 1994, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock that may be made from time to time at prevailing prices in the open market or by block purchase and may be discontinued at any time. The purchases will be made within certain restrictions relating to volume, price and timing in order to minimize the impact of the purchase on the market for the Company's stock. No shares were purchased during the second quarter of 1994. In July 1994, the Company repurchased 55,000 shares of its common stock at prevailing market prices.

The Company believes it will have sufficient funds available to meet current and anticipated commitments.

On June 30, 1994, the final $100.0 million of interest rate swap agreements expired. These agreements carried a fixed interest rate of 9.5% and thus, will favorably impact interest expense in future periods.

On July 21, 1994, the Company declared a cash dividend of $.04 per share, or an aggregate of $1.9 million, payable on August 25, 1994, to the shareholders of record as of the close of business on August 4, 1994.

                          Part II.  Other Information



Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits:
                 10.a. Purchase Agreement dated as of June 29, 1994 between Fingerhut Receivables, Inc. and Fingerhut Corporation.

                 10.b. Pooling and Servicing Agreement dated as of June 29, 1994 among Fingerhut Receivables, Inc., as Transferor, Fingerhut Corporation, as Servicer, and The Bank of New York (Delaware), as Trustee on behalf of the Certificate holders of the Fingerhut Master Trust.

                 10.b(i)  Series 1994-1 Supplement dated as of June 29,
                          1994.

                 11       Computation of Earnings per Share

          (b)    Reports on Form 8-K:

                 None

                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                         FINGERHUT COMPANIES, INC.








Date:  August 15, 1994     By:
                           /s/ Daniel J. McAthie
                           Daniel J. McAthie
                           Senior Vice President
                           Chief Financial Officer
                           (Principal Financial Officer)







Date:  August 15, 1994     By:
                           /s/ Michael N. Albrecht
                           Michael N. Albrecht
                           Vice President, Corporate Controller
                           and Investor Relations
                           (Principal Accounting Officer)