Form 10-Q
period 1994-09-30
FINGERHUT COMPANIES INC
filed 1994-11-14
CIK 740126

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________

                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Fiscal Quarter Ended                                1-8668
    September 30, 1994                            Commission File Number

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

                Yes   X                      No _____

As of November 14, 1994, 46,174,255 shares of the Registrant's Common Stock, $.01 par value, were outstanding.


                           FINGERHUT COMPANIES, INC.

                                   FORM 10-Q

                               September 30, 1994


                               TABLE OF CONTENTS






Part I - Financial Information                                     Page

    Item 1. Financial Statements

             Consolidated Statements of Earnings (Unaudited) -
              thirteen weeks and thirty-nine weeks ended
              September 30, 1994 and September 24, 1993 ............ 3

             Consolidated Statements of Financial Position
              (Unaudited) - September 30, 1994, September 24, 1993 and
              December 31, 1993 .................................... 4

             Consolidated Statements of Cash Flows (Unaudited) -
              thirty-nine weeks ended September 30, 1994 and
              September 24, 1993.....................................5

             Condensed Notes to Consolidated Financial
              Statements (Unaudited)................................ 6

    Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition..................... 9



Part II - Other Information

    Item 6.  Exhibits and Reports on Form 8-K ..................... 15

    Signatures..................................................... 16







                  FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
          (In thousands of dollars, except share and per share data)
                                  (Unaudited)


                           Thirteen Weeks Ended       Thirty-Nine Weeks
Ended
                       September 30,  September 24, September 30,  September 24,
                            1994          1993          1994            1993
Revenues:

  Net sales              $  381,526    $  339,308    $1,094,974    $1,060,563
  Finance income, net        47,919        40,005       142,646       111,392
                            429,445       379,313     1,237,620     1,171,955

Costs and expenses:

  Product cost              187,831       176,364       545,500       540,979
  Administrative and
   selling expenses         158,952       131,572       443,608       406,915
  Provision for
   uncollectible accounts    53,958        39,292       144,715       132,082
  Discount on sale of
   accounts receivable       12,357         6,147        33,310        15,663
  Interest expense, net       5,401         7,423        19,132        26,863

                            418,499       360,798     1,186,265     1,122,502

Earnings before taxes        10,946        18,515        51,355        49,453
Provision for income
 taxes                        3,859         4,756        18,103        14,954

Net earnings             $    7,087    $   13,759    $   33,252    $   34,499

Earnings per share       $      .14    $      .27    $      .66    $      .69

Dividends                $      .04    $      .04    $      .12    $      .12

Weighted average         50,384,859    50,254,733    50,597,745    49,897,175
 shares

     See accompanying Condensed Notes to Consolidated Financial Statements.


                  FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                           (In thousands of dollars)
                                  (Unaudited)

                                     September 30,  September 24,  December 31,
                                         1994           1993            1993
ASSETS

Current assets:
  Cash and cash equivalents             $   41,961    $   10,382    $   66,571
  Customer accounts receivable, net        315,598       298,643       333,543
  Inventories, net                         176,561       204,767       149,389
  Promotional material                      84,710        81,356        56,083
  Deferred income taxes                     64,804        65,519        68,404
  Other                                     12,334         8,522         8,218
    Total current assets                   695,968       669,189       682,208

Property and equipment, net                201,202       187,832       182,510
Excess of cost over fair value of
 net assets acquired, net                   43,571        46,245        43,977
Customer lists, net                          9,742        14,854        10,067
Other assets                                62,779        11,500        53,215
                                        $1,013,262    $  929,620    $  971,977

LIABILITIES

Current liabilities:
  Accounts payable                      $  161,524    $  147,969    $  120,307
  Accrued payroll and employee benefits     31,263        28,779        36,545
  Other accrued liabilities                 44,340        51,471        49,639
  Current portion of long-term debt            344           363           305
  Current income taxes payable              13,167         4,942        26,179
    Total current liabilities              250,638       233,524       232,975

Long-term debt, less current portion       246,589       247,001       246,820
Deferred income taxes                        9,188        11,882        15,459
Other non-current liabilities                5,086         4,301         4,334
                                           511,501       496,708       499,588

STOCKHOLDERS' EQUITY

Preferred stock                                  -             -             -
Common stock                                   463           461           461
Additional paid-in capital                 257,703       254,491       254,984
Earnings reinvested                        243,595       177,960       216,944
  Total stockholders' equity               501,761       432,912       472,389
                                        $1,013,262    $  929,620    $  971,977

    See accompanying Condensed Notes to Consolidated Financial Statements.


                  FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                  (Unaudited)


                                                     Thirty-Nine Weeks Ended
                                                  September 30   September 24,
                                                       1994            1993
Cash flows from operating activities:
  Net earnings                                     $   33,252      $   34,499

  Adjustments to reconcile net earnings to net cash provided (used) by operating activities:

    Depreciation and amortization                      25,419          21,829

    Change in assets and liabilities, excluding
      the effects of business divestitures:
       Customer accounts receivable, net                5,906          22,049
       Inventories, net                               (27,172)        (57,352)
       Promotional material and other current assets  (32,743)        (31,921)
       Accounts payable                                41,217          (3,450)
       Accrued payroll and employee benefits           (5,282)         (7,319)
       Other accrued liabilities                       (5,299)         (9,075)
       Current income taxes payable                   (11,507)        (13,774)
       Deferred income taxes                           (2,671)          9,791
       Other                                           (9,315)          1,314
Net cash provided (used) by operating activities       11,805         (33,409)

Cash flows from investing activities:
  Additions to property and equipment                 (42,877)        (39,553)
  Proceeds from business divestitures                  12,039               -
Net cash used by investing activities                 (30,838)        (39,553)

Cash flows from financing activities:
  Proceeds from long-term debt                              -          45,000
  Repayments of long-term debt                           (192)        (45,159)
  Issuance of common stock                              1,523           2,340
  Stock repurchase/redemption                          (1,353)              -
  Cash dividends paid                                  (5,555)         (5,519)
Net cash used by financing activities                  (5,577)         (3,338)
Net decrease in cash and cash equivalents             (24,610)        (76,300)
Cash and cash equivalents at beginning of period       66,571          86,682
Cash and cash equivalents at end of period         $   41,961      $   10,382

Supplemental noncash investing and financing activities:
  Tax benefit from exercise of non-qualified
   stock options                                   $    1,505      $    2,001

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest         $   17,180      $   33,896
  Cash paid during the period for income taxes     $   32,517      $   20,043

Included in cash and cash equivalents were liquid investments with original maturities of fifteen days or less.

     See accompanying Condensed Notes to Consolidated Financial Statements.


                  FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited



1.   Consolidated financial statements

     The consolidated financial statements of Fingerhut Companies, Inc. ("Company") reflect the financial position and results of operations of the Company and its wholly owned subsidiaries. The Company's principal subsidiaries are Fingerhut Corporation ("Fingerhut"), USA Direct Incorporated ("USA Direct") and S The Shopping Network ("S"). COMB Corporation was sold as of September 3, 1993, FDC, Inc., a subsidiary of Figi's Inc. ("Figi's"), was sold as of December 31, 1993 and the Company has signed a letter of intent to sell the remaining assets of Figi's ("Sold Subsidiaries").

     The consolidated financial statements as of September 30, 1994 and September 24, 1993, and for the thirteen and thirty-nine weeks ended September 30, 1994 and September 24, 1993, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1993 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim period should not be considered indicative of the results to be expected for the entire year.

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

4.   Sale of accounts receivable

     The Receivables Transfer Agreement was replaced with the Fingerhut Master Trust in June 1994. Under the Fingerhut Master Trust, Fingerhut sold a greater percentage of its receivables, which had the effect of increasing the proceeds received by the Company as of September 30, 1994. The proceeds from the sale of accounts receivable were $899.8 million, $637.0 million and $829.0 million as of September 30, 1994, September 24, 1993 and December 31, 1993, respectively. The Company's interest in the Fingerhut Master Trust was approximately $122.7 million as of September 30, 1994. The holdback under the Receivables Transfer Agreement, which represented the Company's interest under that agreement, was approximately $132.0 million and $227.0 million as of September 24, 1993 and December 31, 1993, respectively.

5.   Customer accounts receivable, net

     Customer accounts receivable, net consisted of the following:

     (In thousands of dollars)   September 30,  September 24,  December 31,
                                      1994          1993           1993
     Due from customers            $  426,528    $ 423,592     $  466,390
     Reserve for uncollectible
      accounts, net of anticipated
      recoveries                      (71,933)     (74,887)       (70,011)
     Reserve for returns
      and exchanges                   (11,621)     (13,924)       (18,988)
     Other reserves                   (13,379)     (16,164)       (19,135)
        Net collectible amount        329,595      318,617        358,256
     Unearned finance income          (13,997)     (19,974)       (24,713)
        Customer accounts
         receivable, net           $  315,598    $ 298,643     $  333,543

6.   Revolving credit facility

     Interest expense related to the revolving credit facility for the thirty-nine week periods ended September 30, 1994 and September 24, 1993 was $28 thousand and $23 thousand, respectively. The average outstanding balances during such periods were $586 thousand and $516 thousand, respectively, and the average annual interest rate for the 1994 and 1993 periods were 6.8% and 6.0%, respectively.

7.   Stockholders' equity

     During the thirty-nine week period ended September 30, 1994, 210,225 shares of common stock were issued related to the exercise of employee stock options, bringing the total shares of common stock outstanding as of September 30, 1994 to 46,303,673.

     In July 1994, the Company repurchased 55,000 shares of its common stock at prevailing market prices under its previously announced stock repurchase program.

8.   Subsequent event

     On October 19, 1994, the Company signed a term sheet with an investor group under which they would acquire a majority interest in S and USA Direct. The term sheet contemplates a closing by the end of November, subject to due diligence and customary closing conditions.

     On October 20, 1994, the Company declared a cash dividend in the amount of $.04 per share, aggregating approximately $1.8 million, payable on November 24, 1994, to the shareholders of record as of the close of business on November 3, 1994.

     In October 1994, the Company repurchased 150,000 shares of its common stock at prevailing market prices under its previously announced stock repurchase program. A total of 205,000 shares have been repurchased and retired to date.

     In October 1994, the Company amended the Revolving Credit Facility to increase the aggregate commitments to $400.0 million, which includes the issuance of up to $200.0 million in letters of credit, and extend the commitment expiration date to October 1999.

     In November 1994, the Company issued 20,582 shares of common stock under the Fingerhut Companies, Inc. 1994 Employee Stock Purchase Plan.


                  FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                     THIRTEEN AND THIRTY-NINE WEEKS ENDED
                   SEPTEMBER 30, 1994 AND SEPTEMBER 24, 1993

Results of Operations

On August 31, the Company announced that third quarter earnings would be impacted by investments associated with the start-up of S The Shopping Network, USA Direct product testing and the MTV Networks television shopping test and stated its intent to attract partners to financially support the launch of S in December of this year.

Since that time, discussions have proceeded with a number of financial and strategic investors resulting in a term sheet executed on October 19, 1994. The term sheet contemplates a closing by the end of November, subject to due diligence and customary closing conditions.

Costs for S and the introduction of several unsuccessful new products at USA Direct will continue to impact fourth quarter earnings. In addition, softer response from Fingerhut's existing customer list, higher seasonal labor costs, and rising interest rates may negatively impact fourth quarter and full year earnings. Due to these factors, the Company does not expect a record year in earnings.

                                 THIRD QUARTER

Net sales for the current thirteen week period were $381.5 million compared to net sales of $339.3 million for the related period in 1993. Net sales for the current period increased 20% from $318.4 million, when excluding the Sold Subsidiaries. Fingerhut Corporation ("Fingerhut"), the Company's core business, had third quarter net sales of $366.1 million compared to $310.9 million in the same period in 1993, an increase of 18%. Net sales from Fingerhut's existing customer list increased 19% to $307.1 million due to increased mailings. Compared to the first half of the year, response rates trended up in the third quarter but have not yet reached the third quarter 1993 level. Net sales from Fingerhut's new customer acquisition programs increased 13% to $59.0 million primarily due to increased mailings. Net sales from USA Direct were $11.6 million compared to $6.2 million for the same period in 1993. Although sales were ahead of third quarter 1993, profitability was significantly impacted by unsuccessful product launches as well as higher media costs. Montgomery Ward Direct, the Company's joint venture with Montgomery Ward, had net sales of $44.4 million compared to $28.4 million in the related 1993 period, an increase of 56%. This joint venture is reported under the equity method of accounting and, as such, these sales are not included as revenues in the Company's consolidated financial statements.

Net finance income for the current thirteen week period increased to $47.9 million from $40.0 million in the related 1993 period due to increased sales from Fingerhut's existing customers.

Product cost for the current thirteen week period improved to 49.2% of net sales, or $187.8 million, compared to 52.0% of net sales, or $176.4 million, during the comparable prior year period. The reduction as a percent of net sales was due to an overall improvement in product margins.

Administrative and selling expenses for the current thirteen week period increased to $159.0 million, or 41.7% of net sales, from $131.6 million, or 38.8% of net sales, in the comparable prior year period due primarily to media and production costs in USA Direct, costs associated with S The Shopping Network, the MTV Networks shopping test and, to a lesser degree, planned depreciation costs.

The provision for uncollectible accounts for the third quarter of 1994 was $54.0 million, or 14.1% of net sales, compared to $39.3 million, or 11.6% of net sales, for the same period in the prior year. The increase as a percent of net sales was due to an anticipated higher provision for uncollectible accounts on Fingerhut's existing customers. The deeper mailings to existing customers, which were planned for the third quarter, resulted in higher customer response, as well as an increase in provisions for uncollectible accounts. The overall increase was also due to the Sold Subsidiaries, which had lower provision levels as a percent of net sales, partially offset by lower provision levels for Fingerhut's new customer acquisition programs.

Discount on sale of accounts receivable for the thirteen week period ended September 30, 1994 was $12.4 million compared to $6.1 million for the comparable period in 1993. The increase resulted primarily from higher short-term interest rates, as well as an increase in sales from Fingerhut's existing customers and the replacement of the Receivables Transfer Agreement with the Fingerhut Master Trust.

Net interest expense for the current thirteen week period was $5.4 million compared to $7.4 million in the third quarter of 1993. The decrease was primarily attributable to the expiration of the final $100 million of interest rate swap agreements on June 30, 1994.

The effective tax rate for the third quarter of 1994 was 35.3% compared with 25.7% in the comparable prior year period. The Company recognized a one-time benefit of $2.0 million on its deferred tax asset in the third quarter of 1993 as a result of the Omnibus Budget Reconciliation Act of 1993.

As a result of the items discussed above, net earnings for the thirteen week period ended September 30, 1994 were $7.1 million or $.14 per share, compared to third quarter 1993 net earnings of $13.8 million or $.27 per share.

                            THIRTY-NINE WEEK PERIOD

Consolidated net sales for the thirty-nine week period ended September 30, 1994 were $1.095 billion compared to $1.061 billion for the corresponding period in 1993. Excluding the Sold Subsidiaries, net sales for the thirty-nine week period increased 13% from $973.0 million. Fingerhut had year-to-date net sales of $1.041 billion compared to $916.9 million in 1993, an increase of 13%. Net sales from Fingerhut's existing customer list increased 15% to $855.2 million primarily as a result of additional mailings, partially offset by lower response rates. Net sales from Fingerhut's new customer acquisition programs increased 6% to $185.5 million primarily due to increased sales per mailing. Net sales from USA Direct were $47.1 million compared to $51.9 million for the same period in 1993, the result of less successful product promotions. Montgomery Ward Direct had net sales of $114.2 million compared to $63.7 million for the related period in 1993, an increase of 79%. Montgomery Ward Direct's sales are not included as revenues in the Company's consolidated financial statements.

Net finance income year-to-date was $142.6 million compared to $111.4 million for the same period in 1993. The increase was due to increased sales from Fingerhut's existing customers and a higher percent of accounts receivable sold under the Fingerhut Master Trust.

Product cost for the thirty-nine week period ended September 30, 1994 was $545.5 million or 49.8% of net sales compared to $541.0 million or 51.0% of net sales during the comparable prior year period. The decrease as a percent of net sales was due to the Sold Subsidiaries, which had a higher product cost as a percent of net sales.

Administrative and selling expenses for the first three quarters of 1994 were $443.6 million, or 40.5% of net sales, compared to $406.9 million, or 38.4% of net sales, in the comparable prior year period. The increase as a percent of net sales was due to the media, production and other product development and testing costs in USA Direct, costs associated with S, the MTV Networks shopping test, lower sales per advertising dollar from Fingerhut's existing and new customers and planned depreciation costs.

The provision for uncollectible accounts was $144.7 million or 13.2% of net sales compared with $132.1 million or 12.5% of net sales for the same period in the prior year. The increase as a percent of net sales was primarily due to the Sold Subsidiaries which had a lower provision for uncollectible accounts as a percent of net sales.

Discount on sale of accounts receivable for the thirty-nine week period ended September 30, 1994 was $33.3 million compared to $15.7 million for the comparable period in 1993. The increase resulted from higher short-term interest rates, an increase in sales from Fingerhut's existing customers, and a higher percent of accounts receivable sold under the Fingerhut Master Trust.

Net interest expense for the first three quarters of 1994 was $19.1 million compared to $26.9 million in the comparable prior year period. The decrease was primarily attributable to the expiration of the interest rate swap agreements on June 30, 1993 and June 30, 1994.

The effective tax rate for the first thirty-nine weeks of 1994 was 35.3% compared with 30.2% in the same period of the prior year. The Company recognized a one-time benefit of $2.0 million on its deferred tax asset due to the retroactive adjustment booked in the third quarter of 1993 as a result of the Omnibus Budget Reconciliation Act of 1993.

As a result of the items discussed above, net earnings for the thirty-nine week period ended September 30, 1994 were $33.3 million or $.66 per share, compared to 1993 net earnings for the comparable period of $34.5 million or $.69 per share.

Liquidity and Capital Resources

The Company funds its operations through internally generated funds, the sale of accounts receivable pursuant to the Fingerhut Master Trust, borrowings under the Revolving Credit Facility and issuance of long-term debt and common stock.

The Receivables Transfer Agreement was replaced with the Fingerhut Master Trust in June 1994 (See note 4 of the Condensed Notes to Consolidated Financial Statements). Under the Fingerhut Master Trust, Fingerhut sold a greater percentage of its receivables, which had the effect of increasing the proceeds received by the Company as of September 30, 1994. The proceeds received as of September 30, 1994 and December 31, 1993 were $899.8 million and $829.0 million, respectively, compared with $637.0 million as of September 24, 1993 and $653.0 million as of December 25, 1992.

The Revolving Credit Facility was amended in October 1994 to increase the aggregate commitments to $400.0 million, which includes the issuance of up to $200.0 million in letters of credit, and extend the commitment expiration date to October 1999. As of September 30, 1994 and September 24, 1993, the Company had no borrowings under the Revolving Credit Facility but had outstanding letters of credit of $8.8 million and $41.7 million, respectively. Additional outstanding open letters of credit under a separate agreement aggregated $43.5 million at September 30, 1994.

The Company had an aggregate amount of fixed rate notes outstanding of $245.0 million as of September 30, 1994 and September 24, 1993.

The Company generated $11.8 million of cash from operations during the thirty-nine week period ended September 30, 1994, compared with a use of $33.4 million for the related period in 1993. This net $45.2 million increase in cash provided from operations resulted from decreased working capital requirements. The most significant items affecting working capital were changes in accounts receivable, inventory and accounts payable. The decrease in cash provided by accounts receivable was primarily a result of the 1993 activity of the Sold Subsidiaries. The decrease in cash used by inventory was primarily due to Fingerhut's inventory levels increasing at a lesser rate in 1994 compared to that of the comparable period in 1993, as well as the 1993 activities of the Sold Subsidiaries. The change in accounts payable from a $3.5 million use of cash in 1993 to a $41.2 million source of cash in 1994 resulted from the additional week of activity in the fiscal 1993 period and the timing of purchases and disbursements.

The $8.7 million decrease in net cash used by investing activities was the result of proceeds received from businesses divested at the end of 1993.

Three separate facility additions have been approved by the Company's Board of Directors. The $20.0 million 547,000 square-foot warehouse and distribution facility expansion in St. Cloud, Minnesota is planned to be fully operational during the fourth quarter of 1994. Spending through September 30, 1994 on the St. Cloud expansion was $13.1 million. Construction on a western distribution center in Spanish Fork, Utah began in the third quarter. Spending through September 30, 1994 was $4.1 million. This one million square-foot facility is projected to cost approximately $60.0 million and to be fully operational in early to mid 1996. The Company also broke ground in the third quarter for a $23.0 million data and technology center in Plymouth, Minnesota, which is anticipated to be open in the second quarter of 1995.

The Company leases certain office and warehouse facilities that, during the remainder of 1994, the lessor has the right to require the Company to purchase. If the lessor exercises this right, the Company will purchase the facilities for approximately $15 million in the first half of 1995.

In 1994, the Company has obligations to provide up to an additional $5.0 million of capital to Montgomery Ward Direct. At September 30, 1994, the Company's aggregate capital investment in Montgomery Ward Direct was $5.0 million.

During the first quarter of 1994, the Company signed long-term cable agreements with Time Warner Cable and Continental Cablevision relating to S. These agreements require payments to be made to Time Warner and Continental in exchange for cable carriage and other services. The Company has continued to fund the startup of S operations. On October 19, 1994, the Company signed a term sheet with an investor group under which they would acquire a majority interest in S and USA Direct. The term sheet contemplates a closing by the end of November, subject to due diligence and customary closing conditions. Failure to complete the transaction may cause the Company to discontinue funding operations of S, which would affect the launch of S.

On May 12, 1994, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock that may be made from time to time at prevailing prices in the open market or by block purchase and may be discontinued at any time. The purchases will be made within certain restrictions relating to volume, price and timing in order to minimize the impact of the purchase on the market for the Company's stock. In July 1994 and October 1994, the Company repurchased 55,000 shares and 150,000 shares, respectively, of its common stock at prevailing market prices.

On June 30, 1994, the final $100.0 million of interest rate swap agreements expired. These agreements carried a fixed interest rate of 9.5% and thus, will favorably impact interest expense in future periods.

On October 20, 1994, the Company declared a cash dividend of $.04 per share, or an aggregate of $1.8 million, payable on November 24, 1994, to the shareholders of record as of the close of business on November 3, 1994.

The Company believes it will have sufficient funds available to meet current and anticipated commitments.



                          Part II.  Other Information





Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits:
                 10.n.   Amended and Restated Revolving Credit and
                         Letter of Credit Facility dated as of October 17, 1994 among Fingerhut Companies, Inc., the Guarantor party thereto, the Lenders party thereto, the issuing Banks party thereto, Chemical Bank as Agent and Nations Bank of North Carolina, N.A. as Co-Agent.

                 11      Computation of Earnings per Share

                 27      Financial Data Schedule

          (b)    Reports on Form 8-K:

                 None





                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                         FINGERHUT COMPANIES, INC.








Date:  November 14, 1994   By:
                           /s/ Daniel J. McAthie
                           Daniel J. McAthie
                           Senior Vice President
                           Chief Financial Officer
                           (Principal Financial Officer)







Date:  November 14, 1994   By:
                           /s/ Thomas C. Vogt
                           Thomas C. Vogt
                           Corporate Controller
                           (Principal Accounting Officer)