Form 10-K
FINGERHUT COMPANIES INC
filed 1995-03-30
CIK 740126

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                      ____________________

                            FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended                1-8668
       December 30, 1994            Commission file number
                      ____________________

                    FINGERHUT COMPANIES, INC.
     (Exact name of registrant as specified in its charter)

           Minnesota                      41-1396490
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1995, 45,762,968 shares of the Registrant's Common Stock were outstanding and the aggregate market value of Common Stock held by non-affiliates of the Registrant on that date was approximately $686,451,368 based upon the New York Stock Exchange closing price on February 27, 1995.

               DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Annual Report to Shareholders for the fiscal year ended December 30, 1994, are incorporated by reference in Parts II and IV.

Certain portions of the Proxy Statement for the Annual Meeting of Shareholders of Fingerhut Companies, Inc. to be held on May 18,
1995, which will be filed with the Securities and Exchange
Commission within 120 days after December 30, 1994, are incorporated by reference in Part III.

                        TABLE OF CONTENTS


PART I
                                                        Page

Item 1.  Business                                          3

Item 2.  Properties                                       13

Item 3.  Legal Proceedings                                14

Item 4.  Submission of Matters to a
         Vote of Security Holders                         14


PART II


Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters                      15

Item 6.  Selected Financial Data                          15

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations    15

Item 8.  Financial Statements and Supplementary Data      15

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure           15


PART III


Item 10.  Directors and Executive Officers
          of the Registrant                               16

Item 11.  Executive Compensation                          16

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                           16

Item 13.  Certain Relationships and Related Transactions  16


PART IV


Item 14.  Exhibits, Financial Statement Schedules         17
          and Reports on Form 8-K

Signatures                                                18

Exhibit Index                                             20


                             PART I

Item 1.  Business

General

    Fingerhut Companies, Inc. (the "Company") is a direct-to-the-consumer marketing company that sells a broad range of products and services directly to consumers via catalogs, television and other media. The Company had 1994 revenues of $1.934 billion. Its principal subsidiaries are Fingerhut Corporation ("Fingerhut"), Figi's Inc. ("Figi's") and USA Direct Incorporated ("USA Direct"). Fingerhut has been in the direct mail marketing business for over 45 years and sells general merchandise using catalogs and other direct marketing solicitations. Fingerhut's merchandise includes a broad mix of quality brand name and private label products, many of which are specially manufactured or packaged to appeal to its customers. Fingerhut's net sales were $1.577 billion in 1994. Figi's markets specialty foods and other gifts, primarily through catalogs, and had net sales of approximately $70 million in 1994. USA Direct markets products through direct response television advertisements, typically 30 minutes long. USA Direct's 1994 net sales were $59 million. The Company, through subsidiaries, operates a joint venture with Montgomery Ward & Co., Incorporated. The joint venture does business as "Montgomery Ward Direct" and sells general merchandise using specialty catalogs. The Company accounts for its investment in Montgomery Ward Direct using the equity method of accounting.

    During 1993, the Company sold certain subsidiaries that did not fit into its long-term strategic direction. The Company sold the assets of COMB Corporation in September 1993 and sold the assets of FDC, Inc., a subsidiary of Figi's, effective as of December 31, 1993. In December 1993, the Company signed a letter of intent to sell Figi's, but during the fourth quarter of 1994, the purchaser was unable to complete its financing. As a result, the Company reversed the impact of the sale. In November 1994, the Company announced that it would scale back the operations of USA Direct. In March 1995, USA Direct entered into an alliance with Guthy-Renker Corporation, under which Guthy-Renker will manage infomercial production, media placement and market distribution and USA Direct will provide product development and sourcing, customer service and fulfillment.

    The Company is the successor to the business of several related companies, the first of which was a partnership formed in 1948. Fingerhut became a publicly held corporation in 1970 and was acquired by a predecessor of The Travelers Inc. ("Travelers") in 1979. The Company was incorporated in 1978 in connection with Travelers' acquisition of Fingerhut. In May 1990, the Company became a publicly held company upon completion of a public offering of a portion of the common stock held by Travelers (which at that time held substantially all of the Company's common stock). Travelers reduced its ownership to zero through subsequent public offerings and sales in 1991, 1992 and 1993.

    Unless the context otherwise indicates, references to the Company refer to Fingerhut Companies, Inc. and its subsidiaries.

Fingerhut Corporation

Introduction

    Fingerhut, one of the largest catalog marketers in the United States, sells general merchandise and financial service products to moderate income consumers. It is the only large general merchandise retailer that serves this market exclusively through catalog direct marketing. The median age of Fingerhut's customers is slightly lower than the national average and young families are a significant portion of its customer base. Fingerhut offers extended payment terms on all purchases under fixed term, fixed payment installment contracts and makes substantially all of its sales on credit utilizing its own closed-end credit. Fingerhut has used its extensive database, credit programs and proprietary database segmentation software to establish a dominant position in this market, with a large base of loyal, repeat customers. Fingerhut has an active customer base of approximately seven million established customers, which account for approximately 80% of Fingerhut's net sales.


Marketing

    Marketing activities are divided into three primary programs:
new customer acquisition, a transitional program and existing customer programs. During 1994, Fingerhut mailed approximately
558 million catalogs and other promotions to existing and prospective customers.

    Fingerhut's new customer acquisition program is designed to identify and attract new customers on a cost-effective basis.
The primary sources of new customers are rented lists, advertisements in magazines and newspapers, television, catalog requests and other direct marketing solicitations. Fingerhut mails catalogs and other multi-product offerings to prospective customers and adds them to its data base as responses are received. These programs are intended to identify and target new customers who will become long-term Fingerhut customers. New customers account for approximately 20% of Fingerhut's net sales.

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

    Fingerhut reaches its existing customers through extensive promotional mailing efforts, primarily catalogs, and through telemarketing. In 1994, Fingerhut mailed 154 different catalogs and other promotions to its established customers. These mailings included general merchandise catalogs, specialty catalogs, small and large multi-product mailers and single product promotions.

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


Credit Management

    Fingerhut generally does not require its customers to provide traditional credit information in order to approve purchases on credit. Instead of using traditional credit applications, Fingerhut has developed sophisticated and highly automated proprietary techniques for evaluating the creditworthiness of new and existing customers and for selecting those customers who will receive various categories of mailings. Management believes that Fingerhut's more than 45 years' experience in the mail order business, its data base containing purchase and payment histories of more than 30 million people and its significant investment in computer technology and proprietary analytical models give Fingerhut a unique ability to analyze the creditworthiness of customers in its market. The goal of the analysis is not to achieve the lowest possible credit losses but to balance credit losses and return rates with customer response, thereby optimizing profitability. Consequently, Fingerhut's planned credit losses typically are higher than other direct mail and retail companies.

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

    Substantially all of Fingerhut's sales are made utilizing its own closed-end credit program, which uses fixed term, fixed payment installment plans. Monthly payments are made by customers and processed by Fingerhut through the use of coupons contained in payment books delivered with each order shipment. Payment terms to existing customers generally range from 4 to 32 monthly payments. In addition, a majority of sales are to customers who receive a deferred payment option, which extends the due date of the first payment by approximately four to five months. Many customers pay their accounts in full before the end of the scheduled payment term.

Merchandising

    Fingerhut offers a broad mix of brand name and private label consumer products, including electronics, housewares, home textiles, apparel, furniture, home accessories, jewelry, sporting goods and toys, tools, automotive, lawn and garden, and financial service products. In 1994, Fingerhut offered nearly 15,000 different products. Fingerhut's sales mix by product category for 1994 is shown in the following table:


             Fingerhut Corporation 1994 Product Mix

                                         Percent of
                                          Gross Retail Sales

          Electronics                           20
          Home Textiles                         18
          Housewares                            17
          Furniture/Home Accessories            11
          Apparel                                9
          Jewelry                                8
          Leisure                                8
          Tools/Automotive/Lawn & Garden         6
          Financial Service Products and Other   3
                                               ====
                                               100%

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

    Fingerhut's general merchandise catalogs feature a wide array of products; they are updated and published throughout the year, including a 448-page holiday big book. Specialty catalogs mailed to targeted portions of Fingerhut's customer list permit Fingerhut to expand the product selection and intensify the growth opportunities for certain product categories. These specialty catalogs include outdoor living, jewelry, electronics, domestics/housewares, gifts, juvenile, seniors, home fitness, home improvement and Spanish-language catalogs.


Financial Services

    Fingerhut also offers its customers various financial service products, including credit insurance for life, property and disability, extended property insurance, accidental death, hospital income, whole life, and term life insurance. Additionally, merchandise service contracts are sold to customers that extend a manufacturer's warranty on labor and parts. Additional programs are being tested and, if successful, will be expanded in the near future. During 1994, the Company tested and monitored the results of a Fingerhut co-branded MasterCard issued by a third party bank. In 1994, the Company formed Direct Merchants Credit Card Bank, N.A. to expand the types of financial services products that may be offered to its customers. During 1995, Direct Merchants Credit Card Bank, N.A. will offer the Fingerhut co-branded MasterCard on a rollout basis and will also offer its own MasterCard to individuals who may not already be Fingerhut customers. The Bank has a contract with First Data Resources for credit card processing.

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

    Fingerhut's management information systems provide data processing capabilities to Fingerhut, Figi's, USA Direct and Montgomery Ward Direct and support all areas of the Company, including marketing, credit, order fulfillment, customer service, inventory control and finance. Fingerhut's management information systems currently operate on mainframe computers connected to on-line terminals and client-server systems used in all aspects of the Company's business.

Preparation and Mailing of Promotional Materials

    Fingerhut performs a large portion of the production process for its promotional materials in house. The creative department uses desktop publishing for the design and production of all Fingerhut's mailings. A substantial portion of the color photographs used in Fingerhut's catalogs and other marketing materials are taken at the Company's in-house photo studio and Fingerhut prepares color separations for approximately 35% of its promotional materials. In addition, Fingerhut's eight-color web printing presses print more than half of its catalog "wraps", the personalized outside cover used on Fingerhut catalogs. Substantially all of the Company's promotional materials, except the wraps, are printed at outside vendors.

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

    The Company substantially reduces mailing costs by effectively using discounts offered by the United States Postal Service from the basic postal rates. For example, Fingerhut sorts mailings by zip code to the carrier route level and also prints the "zip plus four" barcode to obtain optimum postal discounts, resulting in savings not always available to smaller direct mail companies. In January 1995, the United States Postal Service increased its first class, third class and fourth class postage rates, which will increase the Company's overall postage rates by approximately 12%. In addition, the cost of paper has also increased. To reduce the effect of the postal and paper increases, Fingerhut will begin printing its catalogs on lighter weight paper, will work to improve the efficiency of its mailings by reviewing mailing depth and criteria and will also take steps to reduce its other operating expenses. The Company will adopt new innovations in mail processing techniques, as appropriate, and believes that the increasing cost and complexity of the postal rate structure will strengthen the long-term competitive position of larger, more sophisticated mail order firms such as Fingerhut.


Order Processing and Fulfillment

    Fingerhut provides order processing and fulfillment services for USA Direct and Montgomery Ward Direct. Although most of Fingerhut's customer orders are received by mail, telephone ordering has become a more important part of Fingerhut's business. The majority of USA Direct's and Montgomery Ward Direct's customers place their orders by telephone. Fingerhut also offers its customers the option to place orders by telephone in selected promotions. In 1994, Fingerhut processed approximately 25 million Fingerhut, USA Direct and Montgomery Ward Direct orders and approximately 53 million Fingerhut, USA Direct and Montgomery Ward Direct customer payments.

    In 1994, Fingerhut shipped approximately 30 million Fingerhut, USA Direct and Montgomery Ward Direct packages from its warehouse and distribution facilities in Minnesota and Tennessee. In order to minimize shipping costs, packages are trucked to drop points throughout the country where they enter the USPS or the United Parcel Service systems for delivery to the customer. In addition, Fingerhut offers optional express delivery in selected promotions.

Customer Service

    Management has continued its strong emphasis on customer service and retention. In 1993, the Company implemented phase one of a new Customer Contact System. For inbound callers, the system consolidates data from several databases into one format that puts more information on the telephone representative's screen, facilitating faster order taking and better customer service. Fingerhut offers special customer services to the top segment of its customers and has other programs to monitor customer satisfaction. Management believes these measures have resulted in increased effectiveness in handling customer communications, a higher overall level of customer satisfaction and improved customer retention.


Figi's Inc.

    Figi's is a mail order retailer of specialty food gifts (such as quality cheeses, smoked meats, candies and baked goods) and other gifts headquartered in Marshfield, Wisconsin. The Company acquired Figi's in 1981. Figi's is one of the largest direct mail food gifts marketers in the United States, with 1994 net sales of approximately $70 million.

    New customers are acquired from sources similar to those used by Fingerhut, although Figi's customers include both moderate income consumers attracted by Figi's in-house credit terms and more affluent customers who use credit cards. Sales using Figi's interest-free, three payment credit terms constituted approximately 78% of its net sales in 1994.

    Figi's offerings are made predominantly in catalogs mailed prior to holidays and other gift-giving occasions such as Christmas, Easter, Valentine's Day and Mother's Day. Figi's business is highly seasonal, with approximately 82% of its net sales in the fourth quarter. Like Fingerhut, Figi's seeks to develop repeat business from customers by offering a "satisfaction assured" policy. During 1994, Figi's sales mix by product category was as follows:




                  Figi's Inc. 1994 Product Mix

                                         Percent of
                                          Gross Retail Sales

          Cheese/Meat Selections          48%
          Baked Goods                     14%
          Candy                            8%
          Nuts/Snack Foods                 7%
          Non-Food Gifts                   7%
          Other Food Gifts                16%
                                          ===
                                          100%

     Figi's uses marketing techniques similar to those developed by Fingerhut, such as sweepstakes and in-house credit terms, to improve customer response and expand its customer base. Figi's also uses mailing list evaluation and segmentation techniques similar to those used by Fingerhut. In addition, Figi's offers its customers the opportunity to place orders by telephone and accepts payment by major credit card.

     In December 1993, the Company signed a letter of intent to sell Figi's, but during the fourth quarter of 1994, the purchaser was unable to complete its financing. As a result, the Company reversed the impact of the sale.

USA Direct Incorporated

    USA Direct markets specially selected products primarily through 30-minute direct response television advertisements commonly known as "infomercials." These advertisements provide entertaining and informative product demonstrations and often feature a well known entertainer or other recognized individual.
USA Direct's advertisements are distributed through cable networks and broadcast television stations. During 1994, these products included Body by Jake(R) Hip and Thigh Machine(TM), Bissell(R) Little Green Clean Machine(TM), Denise Austin(TM) Tone-up 1-2-3 and Body by Jake(R) Ab and Back Plus. USA Direct's sales mix by product category in 1994 was: 12% health and beauty, 72% fitness/leisure and 16% housewares. USA Direct's 1994 net sales were approximately $59 million.

    USA Direct promotes payment by major credit card and also offers its customers the option to pay for their purchases by credit card installment billing. USA Direct features a 30-day refund policy on all of its products. Products featured in USA Direct's television advertisements are later included in Fingerhut's and Montgomery Ward Direct's catalogs and identified "As seen on TV." In addition, USA Direct may receive royalties on successful products later sold in non-affiliated retail stores.

     In November 1994, the Company announced that it would scale back the operations of USA Direct in connection with cancellation of the startup of S The Shopping Network, a television shopping channel that was expected to support the operations of USA Direct. In March 1995, USA Direct entered into an alliance with Guthy-Renker Corporation, under which Guthy-Renker will manage infomercial production, media placement and market distribution and USA Direct will provide product development and sourcing, customer service and fulfillment.


Montgomery Ward Direct

    The Company has a joint venture limited partnership with Montgomery Ward & Co., Incorporated ("Montgomery Ward"). The partnership is structured as a Delaware limited partnership in which the Company and Montgomery Ward, through subsidiaries, each have a 50% interest and conducts business under the name "Montgomery Ward Direct". Montgomery Ward Direct mails its catalogs primarily to Montgomery Ward credit card holders and certain outside rented lists and accepts payment through bank credit cards and the Montgomery Ward credit card. Receivables generated by sales made through the Montgomery Ward credit card are sold through Montgomery Ward to Montgomery Ward Credit Corporation in accordance with a previously existing agreement between Montgomery Ward and Montgomery Ward Credit Corporation.

    Montgomery Ward and the Company have agreed that the partnership will be, subject to certain exceptions, the exclusive vehicle for each to conduct the business of the partnership. During such time as the Company or one of its subsidiaries is a partner and for a period of up to three years thereafter (depending on the circumstance), the Company's direct mail marketing activities will be limited, with certain exceptions, to the extent that they would compete with the partnership. The business conducted by the partnership is not expected to materially affect the businesses of Fingerhut, Figi's or USA Direct.

    Montgomery Ward provides, without cost to the partnership, the use of the Montgomery Ward(R) tradename, certain information related to its active credit card account holders and has agreed to provide similar information with respect to future Montgomery Ward credit card account holders. Fingerhut provides certain customer names and certain creative, buying, order processing, customer service, computer services and warehousing services and facilities. During 1994, Fingerhut generally was reimbursed by the partnership for its costs incurred in providing the services and facilities.

    The Company and Montgomery Ward each contributed an initial $5 million to the partnership's capital and from time to time, have made short-term working capital loans. At December 30, 1994, the Company's aggregate investment in Montgomery Ward Direct was $5 million. The Company accounts for Montgomery Ward Direct using the equity method of accounting; accordingly, 50% of Montgomery Ward Direct's profits or losses are recorded in administrative expenses included in "Administrative and selling expenses" in the Company's Consolidated Statements of Earnings contained in the Company's consolidated financial statements. In 1994, Montgomery Ward Direct mailed 124 million catalogs generating net sales of $188 million.


Other Business Activities

    The Company derives additional revenues from manufacturing plastic products, wholesaling excess merchandise and list rental and package inserts. Taken together, such activities accounted for less than 3% of the Company's 1994 net sales.

Divested Subsidiaries

    Certain assets and liabilities of COMB Corporation, a subsidiary of the Company, were sold on September 3, 1993. In addition, the Company sold certain assets and liabilities of FDC, Inc., a subsidiary of Figi's, effective as of December 31, 1993. These businesses did not fit into the Company's long-term strategic direction. In November 1994, the Company cancelled the launch of S The Shopping Network, its proposed 24-hour cable television shopping channel.

Competition

    The direct marketing industry includes a wide variety of specialty and general merchandise retailers and is both highly fragmented and highly competitive. The Company sells its products to customers in all states of the United States and competes in the purchase and sale of merchandise with all retailers. Fingerhut's traditional principal competitor in the business of direct marketing general merchandise to moderate income customers is J.C. Penney Company, Inc., which operates a large number of retail stores in addition to its mail order businesses and generates substantial catalog sales at its retail premises in addition to direct mail marketing. In the direct marketing retail industry, Fingerhut also competes with television shopping marketers, such as QVC Network, Inc. and Home Shopping Network, Inc. Fingerhut also competes with retail department stores, discount department stores and variety stores, many of which are national chains, for the general merchandise spending of its customers.

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

Other Information

Seasonality

    The Company's business is seasonal. In 1994, approximately 36% of the Company's net sales and approximately 49% of its net earnings (excluding unusual charges) occurred in the fourth quarter. In addition to seasonal variations, the Company experiences variances in quarterly results from year to year that result from changes in the timing of its promotions and the types of customers and products promoted and, to some extent, variations in dates of holidays and the timing of quarter ends resulting from a 52/53 week year. Accordingly, the results of interim periods are not necessarily indicative of the results for the year.

Costs of Mailing

    In 1994, the Company spent an aggregate of $256 million on postage (including the cost of parcel shipments that were passed on to customers) of which 45% was attributable to parcel shipments, 47% was attributable to the mailing of promotional materials and 8% was attributable to various correspondence with customers. As is customary in the direct mail industry, the Company passes on the cost of parcel shipments directly to the customer as part of the shipping and handling charge. The costs of mailing promotional material and certain other correspondence (including postage) are not directly passed on to customers, but are considered in the Company's overall product pricing and mailing strategies.

    In January 1995, the United States Postal Service increased its first class, third class and fourth class postage rates, which will increase the Company's overall postage rates by approximately 12%. In addition, the cost of paper has also increased. To reduce the effect of the postal increase, Fingerhut will begin printing its catalogs on lighter weight paper, will work to improve the efficiency of its mailings by reviewing mailing depth and criteria and will also take steps to reduce its other operating expenses. The Company will adopt new innovations in mail processing techniques, as appropriate.

Vendor Relations

    The Company purchases products from approximately 2,500 different suppliers and maintains strong relations with its vendors. In 1994, the top ten vendors accounted for approximately 21% of the Company's total merchandise purchases, with Thomson Consumer Electric Inc. and Springs Industries Inc. each accounting for approximately 4% of the total merchandise purchases and Regency Bedspread Corporation and Diversified Products each accounting for approximately 2% of the total merchandise purchases.

    The Company maintains close relations with overseas representatives in Hong Kong, Taiwan, Korea, Philippines,
Thailand and Europe. In 1994, approximately 19% of the Company's merchandise was imported directly from foreign vendors and approximately an additional 30% was purchased through importers.
Employees

    As of December 30, 1994, the Company had approximately 9,000 employees, of whom approximately 3300 were represented by the Midwest Regional Joint Board or the Tennessee/Kentucky District _ Southern Regional Joint Board of the Amalgamated Clothing and Textile Workers Union. The Company's principal collective bargaining agreements expire on February 1, 1996 and February 2, 1997. The Company considers its relations with its employees and the union to be satisfactory.

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

    As a nationally chartered credit card bank, Direct Merchants
Credit Card Bank, N.A. is subject to federal and certain state banking laws and regulations, as well as those relating to offering and extending credit.

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

Executive Officers of the Registrant

Name                     Age         Present Office

Theodore Deikel          59          Chairman of the Board,
                                     Chief Executive Officer and
                                     President

Rakesh K. Kaul           43          Vice Chairman and Chief
                                     Operating Officer

Elizabeth A. Bothereau   43          Senior Vice President,
                                     Customer Services,
                                     Corporate and Environmental
                                     Affairs

John K. Ellingboe        44          Senior Vice President,
                                     Business Development,
                                     General Counsel and
                                     Secretary

Glenn L. Habern          50          Senior Vice President,
                                     Chief Information and
                                     Business Process Officer

Richard B. Hoffmann      48          Senior Vice President,
                                     Credit

Andrew V Johnson         39          Senior Vice President,
                                     Marketing

Daniel J. McAthie        44          Senior Vice President, Chief
                                     Financial Officer

James B. Moran           58          Senior Vice President,
                                     Operations and
                                     President, Fingerhut
                                     Fulfillment Services

Richard L. Tate          49          Senior Vice President,
                                     Merchandising

Ronald N. Zebeck         40          President, Fingerhut
                                     Financial Services Corporation

Robert W. Oberrender     35          Vice President, Treasurer

Thomas C. Vogt           48          Corporate Controller

    Theodore Deikel has served as Chairman of the Board, Chief Executive Officer and President since 1989. From 1985 until rejoining the Company, Mr. Deikel served as Chairman and CEO of CVN Companies, Inc. ("CVN"), a direct marketing company using television and direct mail. From 1979 to 1983, Mr. Deikel was Executive Vice President of American Can Company (a predecessor to Travelers) and Chairman of American Can Company's specialty retailing division, which included the Company. In addition, Mr. Deikel was Chief Executive Officer of Fingerhut from 1975 to 1983.

    Rakesh K. Kaul was appointed Chief Operating Officer in March 1995 and has been Vice Chairman since May 1994; he was Executive Vice President and Chief Administrative Officer from January 1992 to May 1994. Prior to joining the Company, Mr. Kaul held several positions at Shaklee Corporation, a direct marketing company: he was Chief Financial and Strategy Officer from 1990 to April 1991 and Senior Vice President, Corporate Development and Planning from 1989 to 1990.

   Elizabeth A. Bothereau has been Senior Vice President, Customer Services, Corporate and Environmental Affairs of the Company since October 1993. Prior to that time, she held the positions of Vice President, Consumer and Environmental Affairs of the Company from January 1991 to October 1993; and Director, Business Development of Fingerhut from June 1990 to January 1991. Ms. Bothereau was Senior Vice President, Administration of MedTrac, a health care cost containment company, from July 1989 to June 1990.

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

  Richard B. Hoffmann has been Senior Vice President, Credit of the Company since October 1993 and in March 1995 was also given responsibility for New Ventures. Prior to that time, he was Vice President, Credit of the Company from November 1989 to October 1993.

   Andrew V Johnson has been Senior Vice President, Marketing of the Company since January 1993. Prior to that time, he was Vice President, Marketing of the Company from November 1989 to January 1993 and held various marketing positions at Fingerhut prior to 1989.

    Daniel J. McAthie became Senior Vice President, Chief Financial Officer of the Company in January 1994. Prior to that time he was Vice President and Treasurer of the Company from June 1990 to December 1993 and Vice President and Treasurer of CVN from 1987 to 1990. Mr. McAthie has resigned effective as of April 1, 1995.

    James B. Moran has been Senior Vice President, Operations since January 1992 and was Senior Vice President, Subsidiaries from September 1991 to January 1992. From 1988 until joining the Company, Mr. Moran was President and Chief Executive Officer of Tru-Part Manufacturing, a wholesale distribution company.

  Richard L. Tate has been Senior Vice President, Merchandising of the Company since October 1993. Prior to that time he was Vice President, Merchandising of the Company from December 1989 to October 1993. He was Vice President, Merchandising of CVN from March to December, 1989.

   Ronald N. Zebeck was hired as President of Fingerhut Financial Services Corporation in March 1994 and is also a Senior Vice President of the Company. He was Managing Director, GM Card Operations of General Motors Corporation from 1991 to 1993 and director of marketing of Advanta Corporation from 1987 to 1991.

   Robert W. Oberrender has been Vice President, Treasurer of the Company since July 1994. Prior to that time, he was Assistant Treasurer of the Company from February 1993 to July 1994 and was Vice President, Corporate Finance & Banking Group of Chemical Bank for more than five years prior to February 1993.

   Thomas C. Vogt has been Corporate Controller since November 1994. Prior to that time, he was Assistant Controller, Operations of the Company from August 1991 to October 1994 and was Vice President and Controller of Hanover Direct, Inc. from April 1989 to July 1991. He held various financial positions at Fingerhut from October 1973 to March 1989.

    Officers of the Company are elected by, and hold office at the will of, the Board of Directors and do not serve a "term of office" as such.


Item 2.  Properties

    The Company's executive and administrative offices and warehouse and distribution facilities are located in a number of facilities in Minnesota, Tennessee, Utah and Wisconsin. The total facilities presently used by the Company's continuing operations have an aggregate of approximately 4.9 million square feet, including a 547,000 square foot expansion to its St. Cloud warehouse and distribution center that became operational in the fourth quarter of 1994. Of these, Fingerhut owns buildings in St. Cloud with an aggregate of approximately 1.5 million square feet, in Alexandria with an aggregate of approximately 53,000 square feet, and in Mora with approximately 160,000 square feet. Figi's owns buildings in Marshfield, Wisconsin with an aggregate of approximately 317,000 square feet. Tennessee Distribution, Inc., a subsidiary of the Company, owns a one million square foot warehouse and distribution facility near Bristol, Tennessee.

    The Company leases the remainder of the facilities it uses, which consist of office, operations and warehouse space, including a 188,000 square foot office building in Minnetonka. The lessor of such facilities has exercised its right to require the Company to purchase those facilities for approximately $15 million in 1995.

     In order to improve efficiency and accommodate future growth, the Company is constructing a new 185,000 square foot data and technology center in Plymouth, Minnesota, which is expected to open in mid-1995. In addition, the Company has begun constructing a one million square foot warehouse and distribution center in Spanish Fork, Utah.

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


Item 4.   Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December
30, 1994.


PART II


Item 5.   Market for Registrant's Common Equity and Related
Stockholder Matters

    The information required by this item is set forth in "Quarterly Financial and Stock Data" on page 31 of the Company's
Annual Report to Shareholders for the fiscal year ended December
30, 1994 (the "1994 Annual Report") and is incorporated herein by reference.

Item 6.   Selected Financial Data

    The information required by this item is set forth under the caption "Five Year Summary of Selected Consolidated Financial
Data" on page 14 of the 1994 Annual Report and is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

    The information required by this item is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 15 to 18 of the 1994
Annual Report and is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

    The audited Consolidated Financial Statements of the
Registrant and independent auditors' report thereon and the unaudited Quarterly Financial and Stock Data set forth on pages
19 to 31 of the 1994 Annual Report are incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

    None


PART III

Item 10.  Directors and Executive Officers of the Registrant

    The information required by this item with respect to directors is set forth under "Proposal 1: Election of Directors" in the Company's proxy statement for the annual meeting of shareholders to be held on May 18, 1995, which will be filed within 120 days of December 30, 1994 (the "Proxy Statement") and is incorporated herein by reference. The information required by this item with respect to executive officers is, pursuant to instruction 3 of Item 401(b) of Regulation S-K, set forth in Part I of this Form 10-K under "Business--Executive Officers of the Registrant." The information required by this item with respect to reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934 is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated by reference.

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


Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

    (a) The following documents are made part of this report:


        1.  Consolidated Financial Statements.

            The following consolidated financial statements, the related notes and the report of the Company's independent auditors are incorporated herein by reference from the 1994 Annual Report as part of this report at Item 8 hereof:

                Independent Auditors' Report dated January 23,
                1995.

                Consolidated Statements of Earnings for the three fiscal years ended December 30, 1994.

                Consolidated Statements of Financial Position at
                December 30, 1994 and December 31, 1993.

                Consolidated Statements of Changes in
                Stockholders' Equity for the three fiscal years ended December 30, 1994.

                Consolidated Statements of Cash Flows for the three fiscal years ended December 30, 1994.

                Notes to Consolidated Financial Statements.

            With the exception of the foregoing information and the information incorporated by reference in Items 5-
            8 of this Part II, the 1994 Annual Report is not to be deemed filed as part of this Form 10-K.

        2. Financial Statement Schedule: The following schedule for the three years ended December 30, 1994 is included in this Form 10-K:

                    Independent Auditors' Report on consolidated
                financial statement schedule dated January 23, 1995.

                    Schedule VIII - Valuation and Qualifying
                Accounts.

            Certain schedules have been omitted because they are not required under the related instructions or are inapplicable, or because the required information is included elsewhere in the financial statements or related notes.

    (b) Reports on Form 8-K:    None

    (c) Exhibits:  See Exhibit Index on page 20 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 1995.


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


Signature                        Title                    Date

Principal  executive          Chairman of the Board,    March 29, 1995
officer and director:         Chief Executive Officer
                              and President

/s/ Theodore Deikel
Theodore Deikel


Principal  financial officer: Senior Vice President,    March 29, 1995
                              Chief Financial Officer


/s/ Daniel J. McAthie
Daniel J. McAthie


Principal  accounting officer:Corporate Controller      March 29, 1995


/s/ Thomas C. Vogt
Thomas C. Vogt


Directors:



/s/  Wendell R. Anderson          Director              March 29, 1995
Wendell R. Anderson


/s/  Edwin C. Gage                Director              March 29, 1995
Edwin C. Gage


/s/  Stanley S. Hubbard           Director              March 29, 1995
Stanley S. Hubbard


/s/  Rakesh K. Kaul               Director              March 29, 1995
Rakesh K. Kaul


/s/  Richard M. Kovacevich        Director              March 29, 1995
Richard M. Kovacevich


/s/  Dudley C. Mecum              Director              March 29, 1995
Dudley C. Mecum



                          EXHIBIT INDEX

Exhibit
Number          Description of Exhibit


Articles of Incorporation and Bylaws

3.a Amended and Restated Articles of Incorporation of the Registrant (restated in electronic format as amended to July 29, 1993)(Incorporated by reference to Exhibit 3.a to Registrant's Annual Report on Form 10-K (File No. 1-8668) for the fiscal year ended December 31, 1993).

3.b Bylaws of the Registrant (restated in electronic format as amended to July 29, 1993)(Incorporated by reference to Exhibit 3.b to Registrant's Annual Report on
                Form 10-K (File No. 1-8668) for the fiscal year ended December 31, 1993).


Material Contracts

10.a Pooling and Servicing Agreement dated as of June 29, 1994 among Fingerhut Receivables, Inc., as Transferor, Fingerhut Corporation, as Servicer, and The Bank of New York (Delaware), as Trustee (Incorporated by reference to Exhibit 10.b to Registrant's Quarterly Report on Form 10-Q (File No. 1-8668) for the fiscal quarter ended July 1, 1994).

            (i) Series 1994-1 Supplement dated as of June 29, 1994
                (Incorporated by reference to Exhibit 10.b(i) to Registrant's Quarterly Report on Form 10-Q (File No. 1-8668) for the fiscal quarter ended July 1, 1994).

            (ii)Series 1994-2 Supplement dated as of November 15, 1994.


10.b Purchase Agreement dated as of June 29, 1994 between Fingerhut Receivables, Inc., as Buyer, and
                Fingerhut Corporation, as Seller (Incorporated by reference to Exhibit 10.a. to Registrant's
                Quarterly Report on Form 10-Q (File No. 1-8668) for the fiscal quarter ended July 1, 1994).


10.c            Six Lease and Option Agreements, each effective
                January 1, 1990, and each between the Registrant and Transport Life Insurance Company (Incorporated by reference to Exhibit 10(c) to Registrant's Registration Statement on Form S-1 (No. 33-33923)).

10.d* Fingerhut Corporation Profit Sharing Plan 1989 Revision (Incorporated by reference to Exhibit 10(d) to Registrant's Registration Statement on Form S-1 (No. 33-33923)).

10.e* Fingerhut Companies, Inc. and Subsidiaries 1994 Key Management Incentive Bonus Plan for Designated Corporate Officers (Incorporated by reference to Exhibit 10.e to Registrant's Annual Report on Form 10-K (File
                No. 1-8668) for the fiscal year ended December 31, 1993).

10.f*           Fingerhut Corporation Pension Plan 1990 Revision
                (Incorporated by reference to Exhibit 10(f) to Registrant's Registration Statement on Form S-1 (No. 33-33923)).

10.g* Fingerhut Companies, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10(h) to Registrant's Registration Statement on Form S-1 (No. 33-33923)).

10.h*           Executive Tax Planning/Preparation and Financial
                Planning Policy.

10.i            Intentionally left blank.

10.j* Fingerhut Companies, Inc. 1992 Long-Term Incentive and Stock Option Plan. (Incorporated by reference to (Exhibit 10(j) to Registrant's Annual Report on Form 10-K (File No. 1-8668) for the fiscal year ended December 25, 1992).

10.k* Fingerhut Companies, Inc. and Subsidiaries Annual Incentive Bonus Plan for Designated Corporate Officers (Incorporated by reference to Exhibit 10.k to Registrant's Annual Report on Form 10-K (File No. 1-8668) for the fiscal year ended December 31, 1993).

10.l* Fingerhut Companies, Inc. Performance Enhancement Investment Plan. (Incorporated by reference to Exhibit 10(l) to Registrant's Annual Report on Form 10-K (File No. 1-8668) for the fiscal year ended December 25, 1992).

10.m* Fingerhut Companies, Inc. Directors' Retainer Stock Deferral Plan (Incorporated by reference to Exhibit 10.m to Registrant's Annual Report on Form 10-K (File No. 1-8668) for the fiscal year ended December 31, 1993).

10.n Amended and Restated Revolving Credit and Letter of Credit Facility dated as of October 17, 1994, among Fingerhut Companies, Inc., the Guarantors party thereto, the Lenders party thereto, the Issuing Banks party thereto, Chemical Bank as Agent and NationsBank of North Carolina N.A., as Co-Agent (Incorporated by reference to Exhibit 10.n to Registrant's Quarterly Report on Form 10-Q (File No. 1-8668) for the fiscal quarter ended September 30, 1994).

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

            (ii) Second Amendment Agreement dated as of June 17, 1994.

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

            (ii) Second Amendment Agreement dated as of June 17, 1994.
                 This document is being omitted from filing pursuant to Instruction 2 to Item 601 of Regulation S-K.

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

            (ii) Second Amendment Agreement dated as of June 17, 1994.  This document is being omitted from filing pursuant to Instruction 2 to Item 601 of Regulation S-K.

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

            (i) First Amendment Agreement dated as of June 17, 1994.  This document is being omitted from filing pursuant to Instruction 2 to Item 601 of Regulation S-K.

10.t Purchase Agreement dated as of August 1, 1993, relating to the sale of $45,000,000 of 6.83% Senior Unsecured Notes, Series C, due August 1, 2000 (Incorporated by reference to Exhibit 10.t to Registrant's Quarterly Report on
                Form 10-Q (File 1-8668) for the fiscal quarter ending September 24, 1993).

            (i) First Amendment Agreement dated as of June 17, 1994.
                This document is being omitted from filing pursuant to Instruction 2 to Item 601 of Regulation S-K.


Other Exhibits

11              Computation of Earnings per Share

13              Pages 14 to 31 of the 1994 Annual Report to Shareholders.
                The 1994 Annual Report shall not be deemed to be filed with the Commission except to the extent that information is specifically incorporated herein by reference.
                Exhibit 13 also includes a financial statement schedule, and independent auditors' report thereon, that was not part of the 1994 Annual Report.

22              Subsidiaries of the Registrant

23              Consent of KPMG Peat Marwick LLP

27              Financial Data Schedules
______
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form
10-K.