Form 10-Q
period 1995-03-31
FINGERHUT COMPANIES INC
filed 1995-05-12
CIK 740126

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________

                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Fiscal Quarter Ended                                1-8668
    March 31, 1995                                Commission File Number

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

                Yes   X                      No _____

As of May 2, 1995, 45,799,336 shares of the Registrant's Common Stock, $.01 par value, were outstanding.


                           FINGERHUT COMPANIES, INC.

                                   FORM 10-Q

                                March 31, 1995


                               TABLE OF CONTENTS






Part I - Financial Information                                     Page

    Item 1. Financial Statements

             Consolidated Statements of Earnings (Unaudited) -
              thirteen weeks ended March 31, 1995
              and April 1, 1994..................................... 3

             Consolidated Statements of Financial Position
              (Unaudited) - March 31, 1995, April 1, 1994 and
              December 30, 1994 .................................... 4

             Consolidated Statements of Cash Flows (Unaudited) -
              thirteen weeks ended March 31, 1995 and
              April 1, 1994..........................................5

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



Part II - Other Information

    Item 6.  Exhibits and Reports on Form 8-K ..................... 14

    Signatures..................................................... 15





                  FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
          (In thousands of dollars, except share and per share data)
                                  (Unaudited)


                                              Thirteen Weeks Ended
                                           March 31,         April 1,
                                             1995              1994
Revenues:

  Net sales                              $   365,365       $   324,681
  Finance income, net                         43,665            37,463
                                             409,030           362,144

Costs and expenses:

  Product cost                               178,330           160,389
  Administrative and selling expenses        150,922           133,768
  Provision for uncollectible accounts        46,866            38,673
  Discount on sale of accounts receivable     17,521             6,922
  Interest expense, net                        5,817             6,990

                                             399,456           346,742

Earnings before taxes                          9,574            15,402
Provision for income taxes                     3,390             5,429

Net earnings                             $     6,184       $     9,973

Earnings per share                       $       .13       $       .20

Dividends per share                      $       .04       $       .04

Weighted average shares outstanding       48,456,450        50,760,001



     See accompanying Condensed Notes to Consolidated Financial Statements.
                  FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                           (In thousands of dollars)
                                  (Unaudited)


                                     March 31,   April 1,  December 30,
                                       1995        1994        1994
ASSETS

Current assets:
  Cash and cash equivalents         $   19,697  $   50,896  $   85,382
  Customer accounts receivable, net    331,637     335,547     351,605
  Inventories, net                     175,342     147,662     159,048
  Promotional material                  86,064      72,042      59,477
  Deferred and other income taxes      108,272      67,228     116,755
  Other                                 21,009      13,547      19,645
    Total current assets               742,021     686,922     791,912

Property and equipment, net            240,586     191,086     226,385
Excess of cost over fair value of
 net assets acquired, net               44,283      45,473      44,321
Customer lists, net                     12,569      13,879      12,601
Other assets                            20,795      16,053      22,714
                                    $1,060,254  $  953,413  $1,097,933

LIABILITIES

Current liabilities:
  Accounts payable                  $  161,802  $  129,304  $  156,121
  Accrued payroll and
   employee benefits                    23,968      21,454      39,891
  Other accrued liabilities             58,007      52,919      55,595
  Accrued unusual charges               12,406           -      29,358
  Short-term debt                       23,000           -           -
  Current portion of long-term debt        269         319         336
  Current income taxes payable               -           -      42,327
    Total current liabilities          279,452     203,996     323,628

Long-term debt, less current portion   246,509     246,777     246,516
Deferred income taxes                   21,616      15,107      21,762
Other non-current liabilities            6,539       5,084       5,077
                                       554,116     470,964     596,983

STOCKHOLDERS' EQUITY

Preferred stock                              -           -           -
Common stock                               458         463         456
Additional paid-in capital             256,734     256,918     253,926
Earnings reinvested                    248,946     225,068     246,568
  Total stockholders' equity           506,138     482,449     500,950
                                    $1,060,254  $  953,413  $1,097,933



    See accompanying Condensed Notes to Consolidated Financial Statements.

                  FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                  (Unaudited)


                                                      Thirteen Weeks Ended
                                                    March 31,       April 1,
                                                      1995            1994
Cash flows from operating activities:
  Net earnings                                     $    6,184      $    9,973

  Adjustments to reconcile net earnings to net cash used by operating activities:

    Depreciation and amortization                       9,908           8,422

    Change in assets and liabilities, excluding
      the effects of business divestitures:
       Customer accounts receivable, net               19,968          20,204
       Inventories, net                               (16,294)          4,367
       Promotional material and other current assets  (24,885)        (15,457)
       Accounts payable                                 5,681           5,377
       Accrued payroll and employee benefits          (15,923)        (17,023)
       Accrued liabilities                             (9,845)         (6,266)
       Current income taxes payable                   (41,205)        (26,395)
       Deferred and other income taxes                  8,337           4,142
       Other                                             (349)         (3,950)
Net cash used by operating activities                 (58,423)        (16,606)

Cash flows from investing activities:
  Additions to property and equipment                 (23,375)         (8,122)
  Proceeds from business divestitures                       -          11,555
Net cash (used) provided by investing activities      (23,375)          3,433

Cash flows from financing activities:
  Repayments of long-term debt                            (74)            (69)
  Revolving credit facility                            23,000               -
  Issuance of common stock                              2,877             965
  Repurchase of common stock                           (7,862)              -
  Cash dividends paid                                  (1,828)         (1,849)
Net cash provided (used) by financing activities       16,113            (953)
Net decrease in cash and cash equivalents             (65,685)        (14,126)
Cash and cash equivalents at beginning of period       85,382          65,022
Cash and cash equivalents at end of period         $   19,697      $   50,896

Supplemental noncash investing and financing activities:
  Tax benefit from exercise of non-qualified
   stock options                                   $    1,122      $      971

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest         $    3,770      $    3,166
  Cash paid during the period for income taxes     $   36,238      $   27,638

Included in cash and cash equivalents were liquid investments with original maturities of fifteen days or less.

     See accompanying Condensed Notes to Consolidated Financial Statements.

                  FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited



1.   Consolidated financial statements

     The consolidated financial statements of Fingerhut Companies, Inc. (the "Company") reflect the financial position and results of operations of the Company and its wholly owned subsidiaries.

          The consolidated financial statements as of March 31, 1995 and April 1, 1994, and for the thirteen weeks ended March 31, 1995 and April 1, 1994, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1994 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim period should not be considered indicative of the results to be expected for the entire year.

     Reclassifications have been made to prior periods' consolidated financial statements whenever necessary to conform to the current period's presentation.

2.   Earnings per share of common stock and common stock equivalents

     Earnings per share was computed by dividing net earnings by the weighted average shares of common stock and common stock equivalents outstanding during the periods. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock was calculated using the treasury stock method.

3.   Unusual Charges

     In 1994, the Company recorded charges relating to the cancellation of its proposed 24-hour cable television shopping channel, substantially scaling back USA Direct, as well as provisions for corporate streamlining.

     A summary of the change in the Company's reserve for unusual charges is as follows:

                                 Accrued                          Accrued
                                 unusual                          unusual
                                charges at                      charges at
                                 Dec. 30,   Reserves   Reserve   March 31,
     (In thousands of dollars)    1994      Utilized Adjustments    1995

     Product costs              $ 5,253    $(   100)  $( 1,895)    $ 3,258
     Administrative and
       selling expenses          20,771     (12,309)   (   675)      7,787
     Provision for
       uncollectible accounts     3,334     (    73)   ( 1,900)      1,361

                                $29,358    $(12,482)  $( 4,470)     12,406

4.   Sale of accounts receivable

     The Receivables Transfer Agreement was replaced with the Fingerhut Master Trust (the "Trust")in June 1994. Under the Trust, Fingerhut sold a greater percentage of its receivables, which had the effect of increasing the proceeds received by the Company as of March 31, 1995. The proceeds from the sale of accounts receivable were $1.010 billion, $767.0 million and $1.096 billion as of March 31, 1995, April 1, 1994 and December 30, 1994, respectively. The Company's retained interest in the Trust was approximately $178.4 million and $184.2 million as of March 31, 1995 and December 30, 1994, respectively. The holdback under the Receivables Transfer Agreement, which represented the Company's interest under that agreement, was approximately $228.0 million as of April 1, 1994.

     In December 1994, the Company entered into interest rate cap agreements to hedge its economic exposure to increasing interest rates from floating rate certificates issued by the Fingerhut Master Trust for the sale of accounts receivable. The premium paid for these cap agreements is being amortized to "Discount on sale of accounts receivable" where the economic exposure to rising interest rates exists, not interest expense as previously noted in the Company's 1994 Annual Report.

5.   Customer accounts receivable, net

     Customer accounts receivable, net consisted of the following:

     (In thousands of dollars)      March 31,     April 1,    December 30,
                                      1995          1994          1994
     Due from customers            $  457,855    $  469,987    $  484,158
     Reserve for uncollectible
      accounts, net of anticipated
      recoveries                      (80,760)      (76,187)      (81,271)
     Reserve for returns
      and exchanges                   (11,790)      (14,701)      (14,889)
     Other reserves                   (15,670)      (19,354)      (17,223)
        Net collectible amount        349,635       359,745       370,775
     Unearned finance income          (17,998)      (24,198)      (19,170)
        Customer accounts
         receivable, net           $  331,637    $  335,547    $  351,605

6.   Revolving credit facility

     Interest expense related to the revolving credit facility for the thirteen week periods ended March 31, 1995 and April 1, 1994 was $464 thousand and $25 thousand, respectively. The average outstanding balances during such periods were $22.8 million and $1.7 million, respectively, and the average annual interest rate for the 1995 and 1994 periods were 8.2% and 6.0%, respectively.

7.   Stockholders' equity

       During the thirteen week period ended March 31, 1995, 373,299 shares of common stock were issued related to the exercise of employee stock options and 30,866 shares of common stock were issued under the Fingerhut Companies, Inc. Employee Stock Purchase Plan. The Company also repurchased at prevailing market prices 214,100 shares of its common stock for an aggregate of $3.2 million. The total shares of common stock outstanding as of March 31, 1995 was 45,762,968.

8.   Subsequent events

     On April 20, 1995, the Company declared a cash dividend in the amount of $.04 per share, aggregating approximately $1.8 million, payable on May 25, 1995, to the shareholders of record as of the close of business on May 4, 1995.

     In April 1995, the Company issued 33,168 shares of common stock under the Fingerhut Companies, Inc. Employee Stock Purchase Plan and 3,200 shares related to the exercise of employee stock options.

     In April 1995, the Company signed a letter of intent to sell certain assets of Figi's Inc. The agreement is subject to purchaser due diligence and other closing conditions. The Company can give no assurances to the closing of this transaction.


                  FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                             THIRTEEN WEEKS ENDED
                       MARCH 31, 1995 AND APRIL 1, 1994

Results of Operations

The business maintained relatively flat operating income in the first quarter of 1995 versus the comparable quarter in 1994, as a result of increased mailings and savings from cost reduction measures. This was achieved in spite of substantial increases in paper and postage rates, increased provisions for uncollectible accounts, lower customer response rates, as well as losses in Montgomery Ward Direct primarily caused by paper and postage increases; and even after excluding a $4.5 million favorable impact from the recovery of reserves established for unusual charges in the fourth quarter of 1994.

Net sales for the current 13 week period were $365.4 million compared to net sales of $324.7 million for the related period in 1994, an increase of 13%, or 10% excluding Figi's which was not consolidated in last year's first quarter. Fingerhut Corporation ("Fingerhut"), the Company's core business, had first quarter net sales of $326.8 million compared to $304.4 million in the same period in 1994, an increase of 7%. Net sales from Fingerhut's existing customer list increased 8% to $263.4 million. Net sales from Fingerhut's new customer acquisition programs increased 5% to $63.4 million. Both increases were primarily due to additional mailings and higher average order size, partially offset by lower response rates. Other net sales were $38.5 million compared to $20.3 million for the same period in 1994. The increase was the result of Figi's, which was not consolidated in 1994, and sales from infomercials first aired in 1994. In March 1995, the Company entered into a strategic alliance with Guthy-Renker Corporation, a producer of infomercials. The Company will account for the results of the alliance's new infomercials using the equity method of accounting. Sales related to these infomercials will not appear as consolidated net sales of the Company.

Net finance income for the current 13 week period increased 17% to $43.7 million from $37.5 million in the comparable 1994 period due to increased sales from Fingerhut's existing customers and the effect of lengthened payment plans.

Product cost for the current 13 week period was 48.8% of net sales, or $178.3 million, compared to 49.4% of net sales, or $160.4 million, during the comparable prior year period. The reduction as a percent of net sales was due to a small improvement in product margins and the recovery of $1.9 million in reserves established for unusual charges in the fourth quarter of 1994.

Administrative and selling expenses for the current 13 week period were $150.9 million, or 41.3% of net sales, compared to $133.8 million, or 41.2% of net sales, in the comparable prior year period. As a percentage of net sales, costs were higher as a result of price increases for paper and postage, lower response rates from the existing customer list and new customer acquisition programs, and losses associated with the Montgomery Ward Direct joint venture, all of which were substantially offset by lower expenses primarily due to our cost reduction program.

The provision for uncollectible accounts for the first quarter of 1995 was $46.9 million, or 12.8% of net sales, compared to $38.7 million, or 11.9% of net sales, for the same period in the prior year. The increase in the provision as a percent of net sales was due to added provisions resulting from increased delinquencies experienced during the first quarter related to receivables generated in 1994. In addition, the provision was reduced as a result of a favorable impact from the recovery of $1.9 million in reserves established for unusual charges in the fourth quarter of 1994. Management believes that reserves are adequate; however, should the higher level of delinquencies continue, additional provisions may be necessary.

Discount on sale of accounts receivable for the 13 week period ended March 31, 1995 was $17.5 million compared to $6.9 million for the comparable period in 1994. The increase resulted primarily from the increase in short-term interest rates during 1994, and expense relating to interest rate cap agreements entered into in December 1994, as well as an increase in the amount of accounts receivable sold due to an increase in sales from Fingerhut's existing customers and the replacement of the Receivables Transfer Agreement with the Fingerhut Master Trust.

Net interest expense for the current 13 week period was $5.8 million compared to $7.0 million in the first quarter of 1994 primarily due to the favorable impact from the expiration of interest rate swap agreements in June 1994.

The effective tax rate for the first quarter of 1995 was 35.4% compared with 35.2% in the comparable prior year period.

As a result of the items discussed above, net earnings for the thirteen week period ended March 31, 1995 were $6.2 million, or $.13 per share, compared to first quarter 1994 net earnings of $10.0 million, or $.20 per share.

Liquidity and Capital Resources

The Company funds its operations through internally generated funds, the sale of accounts receivable pursuant to the Fingerhut Master Trust, borrowings under the Revolving Credit Facility and issuance of long-term debt and common stock.

The Receivables Transfer Agreement was replaced with the Fingerhut Master Trust in June 1994 (See note 4 of the Condensed Notes to Consolidated Financial Statements). Under the Fingerhut Master Trust, Fingerhut sold a greater percentage of its receivables, which had the effect of increasing the proceeds received by the Company as of March 31, 1995. The proceeds received as of March 31, 1995 and December 30, 1994 were $1.010 billion and $l.096 billion, respectively, compared with $767.0 million as of April 1, 1994 and $829.0 million as of December 31, 1993.

The Revolving Credit Facility provides for aggregate commitments of $400.0 million, which includes the issuance of up to $200.0 million in letters of credit. The commitment expires in October 1999. As of March 31, 1995, the Company had an outstanding revolving credit balance of $23.0 million and outstanding letters of credit of $5.8 million. As of April 1, 1994, the Company had no borrowings under the Revolving Credit Facility but had outstanding letters of credit of $34.4 million. Additional outstanding open letters of credit under a separate agreement aggregated $30.7 million at March 31, 1995.

The Company had an aggregate amount of fixed rate notes outstanding of $245.0 million as of March 31, 1995 and April 1, 1994.

The Company used $58.4 million of cash for operations during the thirteen week period ended March 31, 1995, compared with $16.6 million for the related period in 1994. This net $41.8 million increase in cash used for operations resulted from increased working capital requirements. The most significant item affecting the increase in working capital was a change in inventory. The change in inventory from a $4.4 million source of cash in 1994 to a $16.3 million use of cash in 1995 resulted from increases in inventory primarily due to higher purchases reflecting planned increases in future sales.

The $26.8 million increase in net cash used by investing activities was the result of increased capital expenditures related to the facility additions discussed below and proceeds received in 1994 from businesses divested at the end of 1993.

Three separate facility additions were approved by the Company's Board of Directors in 1994. The $20.0 million 547,000 square-foot warehouse and distribution facility expansion in St. Cloud, Minnesota became operational during the fourth quarter of 1994. Spending through March 31, 1995 on the St. Cloud expansion was $19.7 million. Construction on a western distribution center in Spanish Fork, Utah began in the third quarter of 1994. Spending through March 31, 1995 was $24.0 million. This one million square-foot facility is projected to cost approximately $60.0 million and to be fully operational in early to mid 1996. The Company also broke ground in the third quarter of 1994 on a $23.0 million data and technology center in Plymouth, Minnesota, which is anticipated to be open in the second quarter of 1995. Spending through March 31, 1995 was $11.3 million.

The owner of certain office and warehouse facilities exercised its right to require the Company to repurchase those facilities in 1995 for approximately $14.9 million. The Company anticipates completing the purchase on or before September 29, 1995.

During the first quarter the Company rolled out its planned MasterCard solicitation through Direct Merchants Credit Card Bank, N.A. (the "Bank"), a wholly owned subsidiary. The Company plans to issue approximately 400,000 credit card accounts by year end. As of May 10, 1995, approximately 303,000 accounts have been issued cards and outstanding receivables totaled $66.9 million. The Company currently finances these receivables by using available cash and borrowings under its Revolving Credit Facility. The Company is in discussion with various parties with respect to the establishment of a new master trust, similar in structure to the Fingerhut Master Trust, which will purchase the Bank's receivables in the future. The Company expects to have the new master trust established by the end of the second quarter of 1995.

During 1994, the Company announced that its Board of Directors authorized the repurchase of up to 2.5 million shares of the Company's common stock that may be made from time to time at prevailing prices in the open market or by block purchase and may be discontinued at any time. The purchases will be made within certain restrictions relating to volume, price and timing in order to minimize the impact of the purchase on the market for the Company's stock. During the first quarter, the Company repurchased at prevailing market prices 214,100 shares of its common stock for an aggregate of $3.2 million.

On April 20, 1995, the Company declared a cash dividend of $.04 per share, or an aggregate of $1.8 million, payable on May 25, 1995, to the shareholders of record as of the close of business on May 4, 1995.

In April 1995, the Company issued 33,168 shares of common stock under the Fingerhut Companies, Inc. Employee Stock Purchase Plan and 3,200 shares related to the exercise of employee stock options.

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






                         FINGERHUT COMPANIES, INC.





Date:  May 11, 1995        By:
                           /s/ Michael A. Qualen
                           Michael A. Qualen
                           Acting Chief Financial Officer
                           (Principal Financial Officer)



Date:  May 11, 1995        By:
                           /s/ Thomas C. Vogt
                           Thomas C. Vogt
                           Corporate Controller
                           (Principal Accounting Officer)