Form 10-Q
period 1995-06-30
FINGERHUT COMPANIES INC
filed 1995-08-14
CIK 740126

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________

                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Fiscal Quarter Ended                                      1-8668
    June 30, 1995                                      Commission File Number

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

                Yes   X                      No _____

As of August 9, 1995, 45,907,680 shares of the Registrant's Common Stock, $.01 par value, were outstanding.



                         FINGERHUT COMPANIES, INC.

                                 FORM 10-Q

                               June 30, 1995


                             TABLE OF CONTENTS






Part I - Financial Information                                      Page

    Item 1. Financial Statements

             Consolidated Statements of Earnings (Unaudited) -
              thirteen weeks and twenty-six weeks ended
              June 30, 1995 and July 1,1994 ......................... 3

             Consolidated Statements of Financial Position
              (Unaudited) - June 30, 1995, July 1, 1994 and
              December 30, 1994 ..................................... 4

             Consolidated Statements of Cash Flows (Unaudited) -
              twenty-six weeks ended June 30, 1995 and
              July 1,1994 ........................................... 5

             Condensed Notes to Consolidated Financial
              Statements (Unaudited)................................. 6

    Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition .....................10



Part II - Other Information

    Item 6.  Exhibits and Reports on Form 8-K ...................... 17

    Signatures...................................................... 18

                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
             (In thousands of dollars, except per share data)
                                (Unaudited)


                          Thirteen Weeks Ended      Twenty-six Weeks Ended
                           June 30,     July 1,      June 30,     July 1,
                            1995         1994         1995         1994
Revenues:

  Net sales              $  408,948   $  388,767   $  774,313   $  713,448
  Finance income and
   other revenues            65,430       57,264      109,041       94,727
                            474,378      446,031      883,354      808,175

Costs and expenses:

  Product cost              205,676      197,280      384,006      357,669
  Administrative and
   selling expenses         177,060      150,888      327,982      284,656
  Provision for
   uncollectible accounts    58,154       52,084      105,020       90,757
  Discount on sale of
   accounts receivable       17,884       14,031       35,405       20,953
  Interest expense, net       6,633        6,741       12,396       13,731

                            465,407      421,024      864,809      767,766

Earnings before taxes         8,971       25,007       18,545       40,409
Provision for income
 taxes                        3,177        8,815        6,567       14,244

Net earnings             $    5,794   $   16,192   $   11,978   $   26,165

Earnings per share       $      .12   $      .32   $      .25   $      .52

Dividends                $      .04   $      .04   $      .08   $      .08

Weighted average shares  48,186,409   50,650,369   48,321,429   50,704,263


See accompanying Condensed Notes to Consolidated Financial Statements.


                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         (In thousands of dollars)
                                (Unaudited)

                                         June 30,     July 1,    December 30,
                                          1995         1994         1994
ASSETS

Current assets:
  Cash and cash equivalents            $   26,987   $  116,360   $   85,382
  Customer accounts receivable, net       376,924      282,855      351,605
  Inventories, net                        151,446      138,994      159,048
  Promotional material                     77,198       67,093       59,477
  Deferred income taxes                   106,299       62,338      116,755
  Other                                    20,162       16,182       19,645
    Total current assets                  759,016      683,822      791,912

Property and equipment, net               266,725      196,764      226,385
Excess of cost over fair value of
 net assets acquired, net                  44,066       45,251       44,321
Customer lists, net                        12,397       13,702       12,601
Other assets                               26,146       19,587       22,714
                                       $1,108,350   $  959,126   $1,097,933

LIABILITIES

Current liabilities:
  Accounts payable                     $  146,046   $  126,637   $  156,121
  Accrued payroll and employee benefits    22,396       24,094       39,891
  Other accrued liabilities                57,510       40,467       55,595
  Accrued unusual charges                  10,105            -       29,358
  Short-term debt                          85,000            -            -
  Current portion of long-term debt           201          324          336
  Current income taxes payable                852        3,587       42,327
    Total current liabilities             322,110      195,109      323,628

Long-term debt, less current portion      246,460      246,683      246,516
Deferred income taxes                      21,409       14,553       21,762
Other non-current liabilities               7,815        5,085        5,077
                                          597,794      461,430      596,983

STOCKHOLDERS' EQUITY

Preferred stock                                 -            -            -
Common Stock                                  458          463          456
Additional paid-in capital                257,190      257,827      253,926
Earnings reinvested                       252,908      239,406      246,568
  Total stockholders' equity              510,556      497,696      500,950
                                       $1,108,350   $  959,126   $1,097,933


   See accompanying Condensed Notes to Consolidated Financial Statements.


                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of dollars)
                                (Unaudited)


                                                   Twenty-six Weeks Ended
                                                   June 30,        July 1,
                                                     1995           1994
Cash flows from operating activities:
  Net earnings                                     $  11,978     $  26,165

  Adjustments to reconcile net earnings to net cash used by operating activities:

    Depreciation and amortization                     20,956        17,035

    Change in assets and liabilities, excluding
      the effects of business divestitures:
       Customer accounts receivable, net             (25,319)       72,412
       Inventories, net                                7,602        13,035
       Promotional material and other current assets (15,151)      (14,140)
       Accounts payable                              (10,075)        2,710
       Accrued payroll and employee benefits         (17,495)      (14,383)
       Accrued liabilities                           (12,643)      (18,718)
       Current income taxes payable                  (40,337)      (22,792)
       Deferred and other income taxes                10,103         8,478
       Other                                          (5,912)       (6,289)
Net cash (used) provided by operating activities     (76,293)       63,513

Cash flows from investing activities:
  Additions to property and equipment                (58,706)      (22,211)
  Proceeds from business divestitures                      -        12,039
Net cash used by investing activities                (58,706)      (10,172)

Cash flows from financing activities:
  Repayments of long-term debt                          (191)         (158)
  Revolving credit facility                           85,000             -
  Issuance of common stock                             3,317         1,858
  Repurchase of common stock                          (7,862)            -
  Cash dividends paid                                 (3,660)       (3,703)
Net cash provided (used) by financing activities      76,604        (2,003)
Net (decrease) increase in cash and cash equivalents (58,395)       51,338
Cash and cash equivalents at beginning of period      85,382        65,022
Cash and cash equivalents at end of period        $   26,987     $ 116,360

Supplemental noncash investing and financing activities:
  Tax benefit from exercise of non-qualified
   stock options                                   $    1,138    $   1,417

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest         $   13,351    $  13,978
  Cash paid during the period for income taxes     $   36,853    $  27,961

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

     The consolidated financial statements as of June 30, 1995 and July 1, 1994, and for the thirteen and twenty-six weeks ended June 30, 1995 and July 1, 1994, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1994 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim period should not be considered indicative of the results to be expected for the entire year.

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

     A summary of the change in the Company's reserve for unusual charges is as follows:

                                 Accrued                          Accrued
                                 unusual                          unusual
                                charges at               (1)    charges at
                               December 30, Reserves   Reserve    June 30,
     (In thousands of dollars)    1994      Utilized Adjustments    1995

     Product costs              $ 5,253    $(   277)  $( 1,895)    $ 3,081
     Administrative and
       selling expenses          20,771     (14,313)   (   675)      5,783
     Provision for
       uncollectible accounts     3,334     (   193)   ( 1,900)      1,241

                                $29,358    $(14,783)  $( 4,470)    $10,105

     (1)  Recorded during the quarter ended March 31, 1995.

4.   Sale of accounts receivable

     Fingerhut Master Trust
     In May 1995, the Company amended the Series 1994-2 Supplement under the Fingerhut Master Trust to extend the life of the Series 1994-2 certificates. The Series 1994-2 certificates enter into amortization periods beginning in May 1999.

     The proceeds from the sale of accounts receivable to the Fingerhut Master Trust were $1.003 billion, $872.9 million and $1.096 billion as of June 30, 1995, July 1, 1994 and December 30, 1994, respectively. The Company's retained interest in the Fingerhut Master Trust was approximately $174.8 million, $121.9 million and $184.2 million as of June 30, 1995, July 1, 1994 and December 30, 1994, respectively.

     Fingerhut Financial Services Master Trust
     In May 1995, the Fingerhut Financial Services Master Trust (the "FFS Master Trust") was established. The FFS Master Trust allows the Company to sell, on a continuous basis, an undivided interest in a pool of MasterCard receivables generated or acquired by Direct Merchants Credit Card Bank, N.A., a wholly owned subsidiary of the Company. In May 1995, the FFS Master Trust issued the Series 1995-1 certificates with a maximum principal amount of $512.6 million. The Series 1995-1 certificates enter into amortization periods beginning in May 1999. As of June 30, 1995, the proceeds received from the sale of MasterCard receivables to the FFS Master Trust were $136.9 million and the Company's retained interest in the FFS Master Trust was $52.4 million, which includes $8.4 million in an investor reserve account held by the Trustee of the FFS Master Trust.

5. Derivative Financial Instruments Held or Issued for Purposes other than Trading
     The Company enters into interest rate cap and swap agreements to hedge its economic exposure to increasing interest rates from floating rate accounts receivable certificates issued by the Fingerhut Master Trust and the FFS Master Trust. Any premium paid for these agreements is amortized to "Discount on sale of accounts receivable" where the economic exposure to rising interest rates exists.

     In connection with the amendment of the Fingerhut Master Trust and the establishment of the FFS Master Trust, the Company entered into two interest rate cap agreements. The interest rate cap agreements effectively cap thirty day LIBOR at 11.2% on a maximum notional amount of $209.7 million of certificates issued by the Fingerhut Master Trust, and $513.0 million of certificates issued by the FFS Master Trust.

     In June 1995, the Company also entered into interest rate swap agreements for a maximum notional amount of $400.0 million. The agreements exchange an obligation to pay a variable interest rate for an obligation to pay a fixed interest rate of 5.8%. These agreements expire in July 1998.

6.   Customer accounts receivable, net

     Customer accounts receivable, net consisted of the following:

     (In thousands of dollars)       June 30,      July 1,    December 30,
                                      1995          1994          1994
     Due from customers            $  512,742    $  395,421    $  484,158
     Reserve for uncollectible
      accounts, net of anticipated
      recoveries                      (88,226)      (75,093)      (81,271)
     Reserve for returns
      and exchanges                   (12,140)      (10,362)      (14,889)
     Other reserves                   (16,929)      (13,433)      (17,223)
        Net collectible amount        395,447       295,533       370,775
     Unearned finance income          (18,523)      (13,678)      (19,170)
        Customer accounts
         receivable, net           $  376,924    $  282,855    $  351,605

7.   Revolving credit facility
     Interest expense related to the revolving credit facility for the twenty-six week periods ended June 30, 1995 and July 1, 1994 was $2.1 million and $27 thousand, respectively. The average outstanding balances during such periods were $56.0 million and $852 thousand, respectively, and the average annual interest rate for the 1995 and 1994 periods was 7.5% and 6.3%, respectively.

8.   Stockholders' equity

     During the twenty-six week period ended June 30, 1995, 382,899 shares of common stock were issued related to the exercise of employee stock options and 64,034 shares of common stock were issued under the Fingerhut Companies, Inc. Employee Stock Purchase Plan. The Company also repurchased at prevailing market prices 214,100 shares of its common stock for an aggregate of $3.2 million. The total shares of common stock outstanding as of June 30, 1995 was 45,805,736.

     The Company repurchased 1,724,956 options granted under the Fingerhut Companies, Inc. Performance Enhancement Investment Plan. These options were repurchased for the original purchase price paid by the option holders. The repurchase had no impact on the Company's earnings.

9.   Subsequent events

     In July 1995, the Company entered into additional interest rate swap agreements for a maximum notional amount of $500.0 million to hedge its economic exposure to increasing interest rates. The agreements exchange an obligation to pay a variable interest rate for an obligation to pay a fixed interest rate of 5.7%. These agreements expire in July 1998.

     On July 20, 1995, the Company declared a cash dividend in the amount of $.04 per share, aggregating approximately $1.8 million, payable on August 24, 1995, to the shareholders of record as of the close of business on August 3, 1995.

     In July 1995, the Company issued 32,844 shares of common stock under the Fingerhut Companies, Inc. Employee Stock Purchase Plan and 68,700 shares related to the exercise of employee stock options.

                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION
                    THIRTEEN AND TWENTY-SIX WEEKS ENDED
                      JUNE 30, 1995 AND JULY 1, 1994

Results of Operations
                              Second Quarter

Net sales for the current thirteen-week period were $408.9 million compared to net sales of $388.8 million for the related period in 1994, an increase of 5%. Net sales from Fingerhut's new customer acquisition programs increased 17% to $77.1 million as the Company increased its investment in new customers over the prior year in order to strengthen customer list sales later in 1995. Net sales from Fingerhut's existing customer list were $304.6 million compared to $304.3 million in 1994. Mailings for the quarter were maintained at prior year levels, which reflected more stringent mailing decisions to eliminate marginal programs. Sales per mailing were comparable with the prior year and the first quarter. Other net sales were $27.2 million compared to $18.6 million for the same period in 1994. The increase was the result of the inclusion of revenues of Figi's Inc. ("Figi's"), which were not consolidated in 1994, and sales from infomercials first aired in 1994.

Net finance income and other revenues for the current thirteen-week period increased 14% to $65.4 million from $57.3 million in the comparable 1994 period. The increase was due to revenues associated with MasterCard accounts issued by the Company's subsidiary, Direct Merchants Credit Card Bank, N.A. ("Direct Merchants Bank"). Fingerhut also recognized increased finance income during the current quarter as a result of lengthened payment plans and higher order size but this increase was less than the one-time benefit to finance income recorded in 1994 due to the establishment of the Fingerhut Master Trust.

Product cost for the current thirteen-week period was 50.3% of net sales, or $205.7 million, compared to 50.7% of net sales, or $197.3 million, during the comparable prior year period. The reduction as a percent of net sales was due to a small improvement in product margins as well as cost efficiencies.

Administrative and selling expenses for the current thirteen-week period were $177.1 million, or 43.3% of net sales, compared to $150.9 million, or 38.8% of net sales, in the comparable prior year period. Price increases for paper and postage, increased investment in new customer acquisition programs and solicitation and operating expenses associated with the start-up of Direct Merchants Bank's MasterCard products all contributed to the higher ratio of expense to net sales in the quarter. These were partially offset by benefits realized due to our cost reduction program.

The provision for uncollectible accounts for the second quarter of 1995 was $58.2 million, or 14.2% of net sales, compared to $52.1 million, or 13.4% of net sales, for the same period in the prior year. The increase in the provision as a percent of net sales was due to a higher mix of new customer acquisition programs as well as provisions related to retained MasterCard receivables first generated in the current quarter.

Discount on sale of accounts receivable for the thirteen-week period ended June 30, 1995 was $17.9 million compared to $14.0 million for the comparable period in 1994. The increase resulted primarily from the increase in short-term interest rates compared to the prior year and expense relating to interest rate cap agreements entered into in December 1994. The increase would have been greater but for the one-time impact of the Fingerhut Master Trust recorded in 1994.

Net interest expense for the current thirteen-week period was $6.6 million compared to $6.7 million in the second quarter of 1994. The unfavorable impact of higher borrowings under the revolving credit facility was offset by the favorable impact from the expiration of interest rate swap agreements in June 1994.

The effective tax rate for the second quarter of 1995 was 35.4% compared with 35.3% in the comparable prior year period.

As a result of the items discussed above, net earnings for the thirteen-week period ended June 30, 1995 were $5.8 million, or $.12 per share, compared to second quarter 1994 net earnings of $16.2 million, or $.32 per share.

                                First Half

Fingerhut Companies, Inc. net sales for the twenty-six week period ended June 30, 1995 were $774.3 million compared to $713.4 million for the corresponding period in 1994, an increase of 9%, or 7% excluding Figi's, which was not consolidated in 1994. Net sales from Fingerhut's new customer acquisition programs increased 11% to $140.5 million. Net sales from Fingerhut's existing customer list increased 4% to $567.8 million. Both increases were primarily due to additional mailings and higher average order size, partially offset by lower response rates. Other net sales were $66.0 million compared to $38.9 million for the same period in 1994. The increase was the result of the inclusion of revenues of Figi's, which was not consolidated in 1994, and sales from infomercials first aired in 1994.

Net finance income and other revenues for the first half of 1995 was $109.0 million compared to $94.7 million for the same period in 1994. The increase was primarily due to revenues associated with MasterCard accounts issued by the Company's subsidiary, Direct Merchants Bank, as well as increased sales from Fingerhut's existing customers and the effect of lengthened payment plans related to those sales, partially offset by the one-time benefit of implementing the Fingerhut Master Trust in 1994.

Product cost for the twenty-six week period ended June 30, 1995 was $384.0 million or 49.6% of net sales compared to $357.7 million or 50.1% of net sales during the comparable prior year period. The reduction as a percent of net sales was due to a small improvement in product margins, the recovery of reserves established for unusual charges in the fourth quarter of 1994 as well as cost efficiencies.

Administrative and selling expenses for the first half of 1995 were $328.0 million, or 42.4% of net sales, compared to $284.7 million or 39.9% of net sales in the comparable prior year period. The increase as a percent of net sales was due to higher costs as a result of price increases for paper and postage, lower response rates from the existing customer list and new customer acquisition programs, and solicitation and operating expenses associated with the start-up of Direct Merchants Bank's MasterCard products. These were partially offset by lower expenses due to our cost reduction program.

The provision for uncollectible accounts for the first half of 1995 was $105.0 million or 13.6% of net sales compared with $90.8 million or 12.7% of net sales for the same period in the prior year. The increase in the provision as a percent of net sales was primarily due to added provisions in the first quarter resulting from increased delinquencies related to receivables generated in 1994 as well as provisions related to retained MasterCard receivables initially generated in the second quarter.

Discount on sale of accounts receivable for the twenty-six week period ended June 30, 1995 was $35.4 million compared to $21.0 million for the comparable period in 1994. The increase resulted primarily from higher short-term interest rates and expense relating to interest rate cap agreements entered into in December 1994, as well as an increase in the amount of accounts receivable sold due to an increase in sales from Fingerhut's existing customers and the replacement of the Receivable Transfer Agreement with the Fingerhut Master Trust.

Net interest expense for the first half of 1995 was $12.4 million compared to $13.7 million in the comparable prior year period. The decrease was primarily attributable to the expiration of interest rate swap agreements in June 1994 which offset the higher utilization of the revolving credit agreement.

The effective tax rate for the first twenty-six weeks of 1995 was 35.4% compared with 35.2% in the first half of the prior year.

As a result of the items discussed above, net earnings for the twenty-six week period ended June 30, 1995 were $12.0 million, or $.25 per share, compared to first half 1994 net earnings of $26.2 million, or $.52 per share.


Liquidity and Capital Resources
The Company funds its operations through internally generated funds, the sale of accounts receivable pursuant to the Fingerhut Master Trust and the Fingerhut Financial Services Master Trust agreements, borrowings under the Revolving Credit Facility and issuance of long-term debt and common stock.

The proceeds received as of June 30, 1995 and December 30, 1994 from the sale of Fingerhut accounts receivable were $1.003 billion and $l.096 billion, respectively, compared with $872.9 million as of July 1, 1994 and $829.0 million as of December 31, 1993. Proceeds received from the sale of MasterCard receivables were $136.9 million as of June 30, 1995.

The Revolving Credit Facility provides for aggregate commitments of $400.0 million, which includes the issuance of up to $200.0 million in letters of credit. The commitment expires in October 1999. As of June 30, 1995, the Company had an outstanding revolving credit balance of $85.0 million and outstanding letters of credit of $5.8 million. As of July 1, 1994, the Company had no borrowings under the Revolving Credit Facility but had outstanding letters of credit of $13.9 million. Additional outstanding open letters of credit under a separate agreement aggregated $44.0 million and $36.1 million at June 30, 1995 and July 1, 1994, respectively.

The Company had an aggregate amount of fixed rate notes outstanding of $245.0 million as of June 30, 1995 and July 1, 1994.

The Company used $76.3 million of cash for operations during the twenty-six week period ended June 30, 1995, compared with $63.5 million provided by operations for the related period in 1994. This net $139.8 million increase in cash used for operations resulted from increased working capital requirements as well as the $14.2 million decrease in earnings. The most significant items affecting the increase in working capital requirements were a change in customer accounts receivable and income taxes payable. The change in customer accounts receivable from a $72.4 million source of cash in 1994 to a $25.3 million use of cash in 1995 resulted primarily from an increase in the percent of accounts receivable which could be sold in June 1994 compared to June 1993 due to the replacement of the Receivables Transfer Agreement with the Fingerhut Master Trust in June 1994. The change also reflects retained receivables associated with MasterCard accounts issued by the Company's subsidiary, Direct Merchants Bank. The increased use of cash for income taxes was due to unfavorable timing differences at December 1994 compared to December 1993, as the result of increased reserve provisions for unusual items and uncollectible accounts.

The $48.5 million increase in net cash used by investing activities was the result of increased capital expenditures related to the facility additions discussed below and proceeds received in 1994 from businesses divested at the end of 1993.

Several facility additions were approved by the Company's Board of Directors in 1994. Construction continues in 1995 on a western distribution center in Spanish Fork, Utah which began in the third quarter of 1994. Capital spending through June 30, 1995 was $38.8 million. This one million square-foot facility has projected capital spending of approximately $60.0 million and is expected to be fully operational by mid-1996. The $23.0 million data and technology center in Plymouth, Minnesota opened in the second quarter of 1995. Capital spending through June 30, 1995 was $19.9 million.

The owner of certain office and warehouse facilities exercised its right to require the Company to repurchase those facilities for approximately $14.9 million. The agreement presently obligates the Company to complete the purchase on or before September 29, 1995, but the Company anticipates that it will receive an extension of the closing date to January 1996.

During 1994, the Company announced that its Board of Directors authorized the repurchase of up to 2.5 million shares of the Company's common stock that may be made from time to time at prevailing prices in the open market or by block purchase and may be discontinued at any time. The purchases are made within certain restrictions relating to volume, price and timing in order to minimize the impact of the purchase on the market for the Company's stock. During the first quarter of 1995, the Company repurchased at prevailing market prices 214,100 shares of its common stock for an aggregate of $3.2 million. No purchases were made during the second quarter ended June 30, 1995. Total purchases to date were 1,021,500 shares for an aggregate of $16.6 million.

On July 20, 1995, the Company declared a cash dividend of $.04 per share, or an aggregate of $1.8 million, payable on August 24, 1995, to the shareholders of record as of the close of business on August 3, 1995.

In July 1995, the Company issued 32,844 shares of common stock under the Fingerhut Companies, Inc. Employee Stock Purchase Plan and 68,700 shares related to the exercise of employee stock options.

The Company believes it will have sufficient funds available to meet current and anticipated commitments.


                        Part II.  Other Information




Item 4.  Submission of Matters to a Vote of Security Holders
         The annual meeting of the shareholders of the Company was held on May 18, 1995. At the meeting, the shareholders elected each of Stanley S. Hubbard (35,543,053 votes for, 302,631 votes withheld), Rakesh K. Kaul (35,254,300 votes for, 591,384 votes withheld) and Richard M. Kovacevich (35,548,376 votes for, 297,308 votes withheld) to a three year term as director; approved adoption of the Fingerhut Companies, Inc. 1995 Long Term Incentive and Stock Option Plan (27,194,579 votes in favor of the plan, 8,507,387 votes against the plan, 143,718 votes abstaining and no broker non-votes); and ratified the appointment of KPMG Peat Marwick LLP as the independent auditors of the Company for the 1995 fiscal year (35,432,312 votes for, 343,040 votes against, 70,332 votes abstaining and no broker non-votes).

Item 5.  Other Information
         The Company previously reported that it had signed a letter of intent to sell certain assets of Figi's Inc. This letter of intent has been terminated.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits:

                10.u Pooling and Servicing Agreement dated as of May 26, 1995 among Fingerhut Financial Services Receivables, Inc., as Transferor ("FFSRI"), Direct Merchants Credit Card Bank, N.A., as Servicer ("DMCCB"), and the Bank of New York (Delaware), as Trustee (the "Trustee").

                10.u(i) Series 1995-1 Supplement dated as of May 26,1995 among FFSRI, DMCCB, and the Trustee.

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





                         FINGERHUT COMPANIES, INC.





Date: August 14, 1995      By:
                           /s/ Peter G. Michielutti
                           Peter G. Michielutti
                           Chief Financial Officer
                           (Principal Financial Officer)







Date: August 14,  1995     By:
                           /s/ Thomas C. Vogt
                           Thomas C. Vogt
                           Corporate Controller
                           (Principal Accounting Officer)