Form 10-Q
period 1995-09-29
FINGERHUT COMPANIES INC
filed 1995-11-13
CIK 740126

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________

                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Fiscal Quarter Ended                                      1-8668
    September 29, 1995                                 Commission File Number

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

                Yes   X                      No _____

As of November 6, 1995, 45,949,722 shares of the Registrant's Common Stock, $.01 par value, were outstanding.



                         FINGERHUT COMPANIES, INC.

                                 FORM 10-Q
                            September 29, 1995


                             TABLE OF CONTENTS






Part I - Financial Information                                      Page

    Item 1. Financial Statements

             Consolidated Statements of Earnings (Unaudited) -
              thirteen weeks and thirty-nine weeks ended
              September 29, 1995 and September 30, 1994.............. 3

             Consolidated Statements of Financial Position
              (Unaudited) - September 29, 1995, September 30, 1994
              and December 30, 1994.................................. 4

             Consolidated Statements of Cash Flows (Unaudited) -
              thirty-nine weeks ended September 29, 1995 and
              September 30, 1994 .................................... 5

             Condensed Notes to Consolidated Financial
              Statements (Unaudited)................................. 6

    Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition .................... 11



Part II - Other Information

    Item 1.  Legal Proceedings...................................... 18

    Item 6.  Exhibits and Reports on Form 8-K ...................... 18

    Signatures...................................................... 19

                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                         (In thousands of dollars)
                                (Unaudited)


                           Thirteen Weeks Ended    Thirty-nine Weeks Ended
                          Sept. 29,     Sept. 30,    Sept. 29,    Sept. 30,
                            1995         1994         1995         1994
Revenues:

  Net sales              $  406,235   $  381,526   $1,180,048   $1,094,974
  Finance income and
   other revenues            72,503       47,919      178,962      142,646
                            478,738      429,445    1,359,010    1,237,620

Costs and expenses:

  Product cost              202,664      187,831      586,670      545,500
  Administrative and
   selling expenses         175,512      158,952      502,988      443,608
  Provision for
   uncollectible accounts    59,660       53,958      162,833      144,715
  Discount on sale of
   accounts receivable       21,162       12,357       55,849       33,310
  Interest expense, net       6,499        5,401       18,884       19,132

                            465,497      418,499    1,327,224    1,186,265

Earnings before taxes        13,241       10,946       31,786       51,355
Provision for income
 taxes                        4,688        3,859       11,255       18,103

Net earnings             $    8,553   $    7,087   $   20,531   $   33,252

Earnings per share       $      .18   $      .14   $      .42   $      .66

Dividends                $      .04   $      .04   $      .12   $      .12

Weighted average shares  48,801,047   50,384,859   48,481,302   50,597,745


See accompanying Condensed Notes to Consolidated Financial Statements.


                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         (In thousands of dollars)
                                (Unaudited)

                                        Sept. 29,     Sept. 30,   December 30,
                                          1995         1994         1994
ASSETS

Current assets:
  Cash and cash equivalents            $   63,369   $   52,523   $   85,382
  Customer accounts receivable, net       370,163      314,396      351,605
  Inventories, net                        203,850      191,524      159,048
  Promotional material                    117,022       92,765       59,477
  Deferred and other income taxes         105,632       64,445      116,755
  Other                                    19,352       17,017       19,645
    Total current assets                  879,388      732,670      791,912

Property and equipment, net               277,724      209,202      226,385
Excess of cost over fair value of
 net assets acquired, net                  44,954       45,219       44,321
Customer lists, net                        12,385       13,676       12,601
Other assets                               25,211       18,767       22,714
                                       $1,239,662   $1,019,534   $1,097,933

LIABILITIES

Current liabilities:
  Accounts payable                     $  223,056   $  167,295   $  156,121
  Accrued payroll and employee benefits    29,220       31,874       39,891
  Other accrued liabilities                52,950       47,424       55,595
  Accrued unusual charges                   7,780            -       29,358
  Short-term debt                         127,000            -            -
  Current portion of long-term debt       100,131          352          336
  Current income taxes payable                  -        9,941       42,327
    Total current liabilities             540,137      256,886      323,628

Long-term debt, less current portion      146,460      246,613      246,516
Deferred income taxes                      26,023        9,188       21,762
Other non-current liabilities               8,483        5,086        5,077
                                          721,103      517,773      596,983

STOCKHOLDERS' EQUITY

Preferred stock                                 -            -            -
Common Stock                                  459          463          456
Additional paid-in capital                258,474      257,703      253,926
Earnings reinvested                       259,626      243,595      246,568
  Total stockholders' equity              518,559      501,761      500,950
                                       $1,239,662   $1,019,534   $1,097,933


   See accompanying Condensed Notes to Consolidated Financial Statements.


                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of dollars)
                                (Unaudited)


                                                   Thirty-nine Weeks Ended
                                                  Sept. 29,      Sept. 30,
                                                     1995           1994
Cash flows from operating activities:
  Net earnings                                    $   20,531     $   33,252

  Adjustments to reconcile net earnings to net cash used by operating activities:

    Depreciation and amortization                     32,785         26,262

    Change in assets and liabilities, excluding
      the effects of business divestitures:
       Customer accounts receivable, net             (18,558)        40,851
       Inventories, net                              (44,802)       (39,495)
       Promotional material and other current assets (54,165)       (40,568)
       Accounts payable                               66,935         43,368
       Accrued payroll and employee benefits         (10,671)        (6,603)
       Accrued liabilities                           (19,528)       (11,761)
       Current income taxes payable                  (41,028)       (15,920)
       Deferred and other income taxes                15,384          1,006
       Other                                          (5,234)        (6,034)
Net cash (used) provided by operating activities     (58,351)        24,358

Cash flows from investing activities:
  Additions to property and equipment                (81,485)       (43,311)
  Proceeds from business divestitures                      -         12,039
Net cash used by investing activities                (81,485)       (31,272)

Cash flows from financing activities:
  Repayments of long-term debt                          (261)          (200)
  Revolving credit facility                          127,000              -
  Issuance of common stock                             4,441          1,523
  Repurchase of common stock                          (7,862)        (1,353)
  Cash dividends paid                                 (5,495)        (5,555)
Net cash provided (used) by financing activities     117,823         (5,585)
Net decrease in cash and cash equivalents            (22,013)       (12,499)
Cash and cash equivalents at beginning of period      85,382         65,022
Cash and cash equivalents at end of period        $   63,369     $   52,523

Supplemental noncash investing and financing activities:
  Tax benefit from exercise of non-qualified
   stock options                                  $    1,299     $    1,505

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest        $   18,200     $   17,180
  Cash paid during the period for income taxes    $   36,981     $   32,517

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

     The consolidated financial statements as of September 29, 1995 and September 30, 1994, and for the thirteen and thirty-nine weeks ended September 29, 1995 and September 30, 1994, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1994 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim period should not be considered indicative of the results to be expected for the entire year.

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

3.   Unusual Charges

     In 1994, the Company recorded charges relating to the cancellation of its proposed 24-hour cable television shopping channel, substantially scaling back USA Direct, and provisions for corporate streamlining.

     A summary of the change in the Company's reserve for unusual charges is as follows:

                                 Accrued                          Accrued
                                 unusual                          unusual
                                charges at                      charges at
                               December 30, Reserves   Reserve   Sept. 29,
     (In thousands of dollars)    1994      Utilized Adjustments    1995

     Product costs              $  5,253   $   (559)  $ (1,895)   $  2,799
     Administrative and
       selling expenses           20,771    (15,278)      (675)      4,818
     Provision for
       uncollectible accounts      3,334       (271)    (2,900)        163

                                $ 29,358   $(16,108)  $ (5,470)   $  7,780


4.   Sale of accounts receivable

     Fingerhut Master Trust
     In May 1995, the Company amended the Series 1994-2 Supplement under the Fingerhut Master Trust to extend the life of the Series 1994-2 certificates. The Series 1994-2 certificates enter into amortization periods beginning in May 1999.

     The proceeds from the sale of accounts receivable to the Fingerhut Master Trust were $1.034 billion, $899.8 million and $1.096 billion as of September 29, 1995, September 30, 1994 and December 30, 1994, respectively. The Company's retained interest in the Fingerhut Master Trust was approximately $176.7 million, $122.7 million and $184.2 million as of September 29, 1995, September 30, 1994 and December 30, 1994, respectively.

     Fingerhut Financial Services Master Trust
     In May 1995, the Fingerhut Financial Services Master Trust (the "FFS Master Trust") was established. The FFS Master Trust allows the Company to sell, on a continuous basis, an undivided interest in a pool of MasterCard receivables generated or acquired by Direct Merchants Credit Card Bank, National Association, a wholly owned subsidiary of the Company. In May 1995, the FFS Master Trust issued the Series 1995-1 variable funding certificates with a maximum proceeds amount of $512.6 million. The Series 1995-1 certificates enter into amortization periods beginning in May 1999. As of September 29, 1995, the proceeds received from the sale of MasterCard receivables to the FFS Master Trust were $235.5 million and the Company's retained interest in the FFS Master Trust was $61.4 million, which includes $5.8 million of excess servicing and $14.4 million in an investor reserve account held by the Trustee of the FFS Master Trust.

5. Derivative Financial Instruments Held or Issued for Purposes other than Trading
     The Company enters into interest rate cap and swap agreements to hedge its economic exposure to fluctuating interest rates from floating rate accounts receivable certificates issued by the Fingerhut Master Trust and the FFS Master Trust. Any premium paid for these agreements is amortized to "Discount on sale of accounts receivable" and "Finance income and other revenues", respectively, where the economic exposure to fluctuating interest rates exists.

     In connection with the amendment of the Series 1994-2 Supplement under the Fingerhut Master Trust and the issuance of the Series
     1995-1 certificates under the FFS Master Trust, the Company entered into two interest rate cap agreements. The interest rate cap agreements effectively cap thirty day LIBOR at 11.2% on a maximum notional amount of $209.7 million of certificates issued by the Fingerhut
     Master Trust, and $513.0 million of certificates issued by the FFS Master Trust.

     In June and July 1995, the Company also entered into interest rate swap agreements for a maximum notional amount of $400.0 million and $500.0 million, respectively. The agreements exchange an obligation to pay a variable interest rate for an obligation to pay a fixed interest rate of 5.8% and 5.7%, respectively. These agreements expire in July 1998.

6.   Customer accounts receivable, net

     Customer accounts receivable, net consisted of the following:

     (In thousands of dollars)      Sept. 29,     Sept. 30,  December 30,
                                      1995         1994         1994
     Due from customers            $  521,612   $  426,688   $  484,158
     Reserve for uncollectible
      accounts, net of anticipated
      recoveries                      (99,100)     (73,295)     (81,271)
     Reserve for returns
      and exchanges                   (14,511)     (11,621)     (14,889)
     Other reserves                   (17,720)     (13,379)     (17,223)
        Net collectible amount        390,281      328,393      370,775
     Unearned finance income          (20,118)     (13,997)     (19,170)
        Customer accounts
         receivable, net           $  370,163   $  314,396   $  351,605

7.   Revolving credit facility
     Interest expense related to the revolving credit facility for the thirty-nine week periods ended September 29, 1995 and September 30, 1994 was $4.1 million and $28 thousand, respectively. The average outstanding balances during such periods were $75.0 million and $586 thousand, respectively, and the average annual interest rate for the 1995 and 1994 periods was 7.1% and 6.8%, respectively.

8.   Stockholders' equity

     During the thirty-nine week period ended September 29, 1995, 459,399 shares of common stock were issued related to the exercise of employee stock options and 96,878 shares of common stock were issued under the Fingerhut Companies, Inc. Employee Stock Purchase Plan.
     The Company also repurchased at prevailing market prices 214,100 shares of its common stock for an aggregate of $3.2 million. The total shares of common stock outstanding as of September 29, 1995 was 45,915,080.

     The Company repurchased 1,724,956 options granted under the Fingerhut Companies, Inc. Performance Enhancement Investment Plan. These options were repurchased for the original purchase price paid by the option holders. The repurchase had no impact on the Company's earnings.

9.   Subsequent events

     On October 19, 1995, the Company declared a cash dividend in the amount of $.04 per share, aggregating approximately $1.8 million, payable on November 22, 1995, to the shareholders of record as of the close of business on November 2, 1995.

     In October 1995, the Company issued 22,442 shares of common stock under the Fingerhut Companies, Inc. Employee Stock Purchase Plan.

                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION
                   THIRTEEN AND THIRTY-NINE WEEKS ENDED
                 SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994



Results of Operations

                               Third Quarter

Net sales for the current 13-week period were $406.2 million compared to net sales of $381.5 million for the related period in 1994, an increase of 6%. Net sales from Fingerhut's new customer acquisition programs increased 20% to $70.5 million as the Company increased its investment in new customers over the prior year in order to strengthen its customer list. Net sales from Fingerhut's existing customer list were $323.2 million compared to $307.1 million in 1994, an increase of 5%. Mailings to the existing customer list in the quarter were 5% below prior year levels, which reflects more stringent mailing decisions to eliminate marginal programs.

Net finance income and other revenues for the current 13-week period increased 51% to $72.5 million from $47.9 million in the comparable 1994 period. The increase was due to net revenues from MasterCard accounts issued by the Company's subsidiary, Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank") and increased finance income from the Fingerhut core business as a result of higher revenues from existing customers and the effect of lengthened payment plans.

Product cost for the current 13-week period was 49.9% of net sales, or $202.7 million, compared to 49.2% of net sales, or $187.8 million, during the comparable prior year period. The increase as a percent of net sales was primarily due to offering lower retail prices in order to improve the value package to our customers.

Administrative and selling expenses for the current 13-week period were $175.5 million, or 43.2% of net sales, compared to $159.0 million, or 41.7% of net sales, in the comparable prior year period. Price increases for paper and postage, increased investment in new customer acquisition programs, as well as operating expenses associated with Direct Merchants Bank contributed to the higher ratio of expense to net sales in the quarter. These were partially offset by costs in the prior year associated with discontinued businesses.

The provision for uncollectible accounts for the third quarter of 1995 was $59.7 million, or 14.7% of net sales, compared to $54.0 million, or 14.1% of net sales, for the same period in the prior year. The increase in the provision as a percent of net sales was due primarily to Fingerhut's aggressive program of new customer acquisitions as well as added provisions resulting from delinquencies on new customer receivables.
Existing customer receivables are also experiencing higher delinquency levels as compared to the prior year. If these higher delinquency levels persist, additional provisions, which could be significant, will be required. In addition, in the current quarter, provisions were established for that portion of the MasterCard receivables which remain on the Company's balance sheet.

Discount on sale of accounts receivable for the 13-week period ended September 29, 1995 was $21.2 million compared to $12.4 million for the comparable period in 1994. The increase resulted primarily from the impact of short-term interest rate increases during 1994 and early 1995, as well as the impact of extended pay plans and the expenses relating to interest rate cap agreements entered into in December 1994. During the third quarter, the Company entered into additional interest rate swap agreements that will mitigate the impact from ongoing interest rate fluctuations.

Net interest expense for the current 13-week period was $6.5 million compared to $5.4 million in the third quarter of 1994. The increase was due to higher borrowings under the revolving credit facility to fund normal business needs and to finance the growth of the MasterCard portfolio.

The effective tax rate for the third quarter of 1995 was 35.4% compared with 35.3% in the comparable prior year period.

As a result of the items discussed above, net earnings for the 13-week period ended September 29, 1995 were $8.6 million, or $.18 per share, compared to third quarter 1994 net earnings of $7.1 million, or $.14 per share.

                          Thirty-Nine Week Period

Fingerhut Companies, Inc. net sales for the 39-week period ended September 29, 1995 were $1.180 billion compared to $1.095 billion for the corresponding period in 1994, an increase of 8%, or 6% excluding Figi's, which was not consolidated in 1994. Net sales from Fingerhut's new customer acquisition programs increased 14% to $211.0 million. Net sales from Fingerhut's existing customer list increased 4% to $891.0 million. Both increases were primarily due to additional mailings and higher average order size, partially offset by lower response rates. Other net sales were $77.9 million compared to $54.3 million for the same period in 1994. The increase was the result of the inclusion of revenues of Figi's, which was not consolidated in 1994, and sales from infomercials first aired in 1994.

Net finance income and other revenues year-to-date was $179.0 million compared to $142.6 million for the same period in 1994. The increase was primarily due to revenues associated with MasterCard accounts issued by the Company's subsidiary, Direct Merchants Bank, as well as increased revenues from Fingerhut's existing customers and the effect of lengthened payment plans related to those sales, partially offset by the one-time benefit of implementing the Fingerhut Master Trust in 1994.

Product cost for the 39-week period ended September 29, 1995 was $586.7 million or 49.7% of net sales compared to $545.5 million or 49.8% of net sales during the comparable prior year period. The reduction as a percent of net sales was due to cost efficiencies, offset by lower retail prices in the third quarter.

Administrative and selling expenses year-to-date were $503.0 million, or 42.6% of net sales, compared to $443.6 million or 40.5% of net sales in the comparable prior year period. The increase as a percent of net sales was due to higher costs as a result of price increases for paper and postage, lower response rates from the existing customer list and new customer acquisition programs, solicitation and operating expenses associated with Direct Merchants Bank's Master Card products, and costs associated with Figi's which was not consolidated in 1994. These were partially offset by lower expenses due to our cost reduction program.

The provision for uncollectible accounts year-to-date was $162.8 million or 13.8% of net sales compared with $144.7 million or 13.2% of net sales for the same period in the prior year. The increase in the provision as a percent of net sales was primarily due to a higher mix of new customer acquisition programs as well as increased delinquency levels on the core business. In addition, provisions for MasterCard receivables which remain on the Company's balance sheet were offset by the recovery of reserves established for unusual charges in the fourth quarter of 1994.

Discount on sale of accounts receivable for the 39-week period ended September 29,1995 was $55.8 million compared to $33.3 million for the comparable period in 1994. The increase resulted primarily from the impact of short-term interest rate increases during 1994 and early 1995, expense relating to interest rate cap agreements entered into in December 1994, an increase in the amount of accounts receivable sold due to an increase in sales from Fingerhut's existing customers, the replacement of the Receivable Transfer Agreement with the Fingerhut Master Trust, as well as the impact of extended pay plans.

Net interest expense year-to-date was $18.9 million compared to $19.1 million in the comparable prior year period. The expiration of interest rate swap agreements in June 1994 offset the higher utilization of the revolving credit agreement used to fund normal business needs and to finance the growth of the MasterCard portfolio.

The effective tax rate for the first 39-weeks of 1995 was 35.4% compared with 35.3% in the prior year.

As a result of the items discussed above, net earnings for the 39-week period ended September 29, 1995 were $20.5 million, or $.42 per share, compared to year-to-date 1994 net earnings of $33.3 million, or $.66 per share.

Liquidity and Capital Resources

The Company funds its operations through internally generated funds, the sale of accounts receivable pursuant to the Fingerhut Master Trust and the Fingerhut Financial Services Master Trust, borrowings under the Revolving Credit Facility and issuance of long-term debt and common stock.

The proceeds received as of September 29, 1995 and December 30, 1994 from the sale of Fingerhut accounts receivable were $1.034 billion and $l.096 billion, respectively, compared with $899.8 million as of September 30, 1994 and $829.0 million as of December 31, 1993. Proceeds received from the sale of MasterCard receivables were $235.3 million as of September 29, 1995. The Company plans to issue additional series of certificates to support future receivables growth.

The Revolving Credit Facility provides for aggregate commitments of $400.0 million, which includes the issuance of up to $200.0 million in letters of credit. The commitment expires in October 1999. As of September 29, 1995, the Company had an outstanding revolving credit balance of $127.0 million and outstanding letters of credit of $4.6 million. As of September 30, 1994, the Company had no borrowings under the Revolving Credit Facility but had outstanding letters of credit of $8.8 million. Additional outstanding open letters of credit under a separate agreement aggregated $52.2 million and $43.5 million at September 29, 1995 and September 30, 1994, respectively.

The Company had an aggregate amount of fixed rate notes outstanding of $245.0 million as of September 29, 1995 and September 30, 1994. A total of $65.0 million of the notes mature in June 1996 and an additional $35.0 million mature in August 1996. The Company believes it will be able to refinance these notes prior to their maturity dates and on acceptable terms.

The Company used $58.4 million of cash for operations during the 39-week period ended September 29, 1995, compared with $24.4 million provided by operations for the related period in 1994. This net $82.7 million increase in cash used for operations resulted from increased working capital requirements as well as the $12.7 million decrease in earnings. The most significant items affecting the increase in working capital requirements were changes in customer accounts receivable, promotional material and other current assets, and accounts payable. The change in customer accounts receivable from a $40.9 million source of cash in 1994 to an $18.6 million use of cash in 1995 resulted primarily from an increase in the percent of accounts receivable which could be sold in 1994 due to the replacement of the Receivables Transfer Agreement with the Fingerhut Master Trust in June 1994. The change also reflects retained receivables associated with MasterCard accounts issued by the Company's subsidiary, Direct Merchants Bank. The increased use of cash for promotional material and other current assets was due to higher inventory levels to support increased mailings and price increases for paper and postage. These charges were partially offset by additional cash provided by an increase in accounts payable due to the implementation of a new payable system during the third quarter of 1995, and the timing of purchases and disbursements.

The $50.2 million increase in net cash used by investing activities was the result of increased capital expenditures related to the facility additions discussed below and proceeds received in 1994 from businesses divested at the end of 1993.

Several facility additions were approved by the Company's Board of Directors in 1994. Construction continues in 1995 on a western distribution center in Spanish Fork, Utah which began in the third quarter of 1994. Capital spending through September 29, 1995 was $47.5 million. This one million square-foot facility has projected capital spending of approximately $60.0 million. The data and technology center in Plymouth, Minnesota opened in the second quarter of 1995. Capital spending through September 29, 1995 was $24.7 million.

The owner of certain office and warehouse facilities exercised its right to require the Company to repurchase those facilities for approximately $14.9 million. The Company plans to complete the purchase on or before January 15, 1996.

During 1994, the Company announced that its Board of Directors authorized the repurchase of up to 2.5 million shares of the Company's common stock that may be made from time to time at prevailing prices in the open market or by block purchase and may be discontinued at any time. The purchases are made within certain restrictions relating to volume, price and timing in order to minimize the impact of the purchase on the market for the Company's stock. During the first quarter of 1995, the Company repurchased at prevailing market prices 214,100 shares of its common stock for an aggregate of $3.2 million. No purchases were made during the second or third quarters. Total purchases to date were 1,021,500 shares for an aggregate of $16.6 million.

On October 19, 1995, the Company declared a cash dividend of $.04 per share, or an aggregate of $1.8 million, payable on November 22, 1995, to the shareholders of record as of the close of business on November 2, 1995.

In October 1995, the Company issued 22,442 shares of common stock under the Fingerhut Companies, Inc. Employee Stock Purchase Plan.

The Company believes it will have sufficient funds available to meet current and anticipated commitments.


                        Part II.  Other Information



Item 1.   Legal Proceedings.

          On or about October 16, 1995, the Company was served with a legal action commenced in federal district court in Arizona by two shareholders against the Company, a current officer and a former officer alleging violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended and Rule 10b-5 thereunder. The complaint (1) alleges that the Company made false and misleading statements or omissions with respect to its plans regarding S The Shopping Network, (2) requests certification as a class action on behalf of shareholders of the Company who purchased Common Stock during a specified period and
          (3) alleges unspecified damages. The Company considers the plaintiffs' claims to be without merit and intends to vigorously defend the matter.


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





                         FINGERHUT COMPANIES, INC.



Date:  November 13, 1995   By:
                           /s/ Peter G. Michielutti
                           Peter G. Michielutti
                           Chief Financial Officer
                           (Principal Financial Officer)



Date:  November 13, 1995   By:
                           /s/ Thomas C. Vogt
                           Thomas C. Vogt
                           Corporate Controller
                           (Principal Accounting Officer)