Form 10-K405
period 1995-12-29
FINGERHUT COMPANIES INC
filed 1996-03-28
CIK 740126

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                      ____________________

                            FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended                1-8668
       December 29, 1995            Commission file number
                      ____________________

                    FINGERHUT COMPANIES, INC.
     (Exact name of registrant as specified in its charter)

           Minnesota                      41-1396490
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 20, 1996, 46,434,994 shares of the Registrant's Common Stock were outstanding and the aggregate market value of Common Stock held by non-affiliates of the Registrant on that date was approximately $604,504,026 based upon the New York Stock Exchange closing price on March 20, 1996.

               DOCUMENTS INCORPORATED BY REFERENCE

Certain  portions  of the Annual Report to Shareholders  for  the
fiscal  year  ended  December  29,  1995,  are  incorporated   by
reference in Parts II and IV.

Certain portions of the Proxy Statement for the Annual Meeting of Shareholders of Fingerhut Companies, Inc. to be held on May 15, 1996, which will be filed with the Securities and Exchange Commission within 120 days after December 29, 1995, are incorporated by reference in Part III.

                        TABLE OF CONTENTS


PART I
                                                        Page

Item 1.  Business                                          3

Item 2.  Properties                                       16

Item 3.  Legal Proceedings                                17

Item 4.  Submission of Matters to a Vote of
         Security Holders                                 17


PART II


Item 5. Market for Registrant's Common Equity
        and Related Stockholder Matters                   18

Item 6. Selected Financial Data                           18

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations     18

Item 8. Financial Statements and Supplementary Data       18

Item 9. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure            18


PART III


Item 10.  Directors and Executive Officers of the
          Registrant                                      19

Item 11.  Executive Compensation                          19

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                           19

Item 13.  Certain Relationships and Related
          Transactions                                    19


PART IV


Item 14.  Exhibits, Financial Statement Schedules        20
          and Reports on Form 8-K

Signatures                                               21

Exhibit Index                                            23


                             PART I

Item 1.  Business

General

    Fingerhut Companies, Inc. (the "Company") is a direct-to-the-consumer marketing company that sells a broad range of products and services directly to consumers via catalogs, telemarketing, television and other media. The Company had 1995 revenues of $2.110 billion. Its principal subsidiaries are Fingerhut Corporation ("Fingerhut"), Figi's Inc. ("Figi's") and Infochoice USA, Inc. (formerly USA Direct Incorporated) ("Infochoice"). Fingerhut has been in the direct mail marketing business for over 45 years and sells general merchandise using catalogs and other direct marketing solicitations. Fingerhut's merchandise includes a broad mix of quality brand name and private label products, many of which are specially manufactured or packaged to appeal to its customers. Fingerhut's net sales were $1.681 billion in 1995. Figi's markets specialty foods and other gifts, primarily through catalogs, and had net sales of approximately $83 million in 1995. Infochoice markets products through direct response television advertisements, typically 30 minutes long. Infochoice's 1995 net sales were $58 million. The Company's financial services segment businesses are conducted through its subsidiaries, Fingerhut Financial Services Corporation ("FFS") and Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank"). The Company, through subsidiaries, operates a joint venture with Montgomery Ward & Co., Incorporated. The joint venture does business as "Montgomery Ward Direct" and sells general merchandise using specialty catalogs. The Company accounts for its investment in Montgomery Ward Direct using the equity method of accounting. See Note 18 to the Company's consolidated financial statements incorporated by reference in Part II for industry segment financial information.

    On January 25, 1996, the Company announced its intention to create a separate publicly traded company out of its financial services business, subject to market and other conditions.

    The Company is the successor to the business of several related companies, the first of which was a partnership formed in 1948. Fingerhut became a publicly held corporation in 1970 and was acquired by a predecessor of The Travelers Inc. ("Travelers") in 1979. The Company was incorporated in 1978 in connection with Travelers' acquisition of Fingerhut and became a publicly held company in May 1990.

    Unless the context otherwise indicates, references to the Company refer to Fingerhut Companies, Inc. and its subsidiaries.

Direct-to-the-Consumer Marketing Segment

    The Company's direct to the consumer marketing segment businesses are conducted by Fingerhut, Figi's, Infochoice and Montgomery Ward Direct.

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

Marketing

    Marketing activities are divided into three primary programs:
new customer acquisition, a transitional program and existing customer programs. During 1995, Fingerhut mailed approximately
591 million catalogs and other promotions to existing and prospective customers.

    Fingerhut's new customer acquisition program is designed to identify and attract new customers on a cost-effective basis.
The primary sources of new customers are rented lists, advertisements in magazines and newspapers, catalog requests and other direct marketing solicitations. Fingerhut mails catalogs and other multi-product offerings to prospective customers and adds them to its data base as responses are received. These programs are intended to identify and target new customers who will become long-term Fingerhut customers. New customers account for approximately 20% of Fingerhut's net sales.

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

    Fingerhut reaches its existing customers through extensive promotional mailing efforts, primarily catalogs, and through telemarketing. In 1995, Fingerhut mailed 155 different catalogs and other promotions to its established customers. These mailings included general merchandise catalogs, specialty catalogs, small and large multi-product mailers and single product promotions.

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

Credit Management

    Fingerhut generally does not require its customers to provide traditional credit information in order to approve purchases on credit. Instead of using traditional credit applications, Fingerhut has developed sophisticated and highly automated proprietary techniques for evaluating the creditworthiness of new and existing customers and for selecting those customers who will receive various categories of mailings. Management believes that Fingerhut's more than 45 years of experience in the mail order business, its data base containing purchase and payment histories of more than 30 million people and its significant investment in computer technology and proprietary analytical models give Fingerhut a unique ability to analyze the creditworthiness of customers in its market. The goal of the analysis is not to achieve the lowest possible credit losses but to balance credit losses and return rates with customer response, thereby optimizing profitability. Consequently, Fingerhut's planned credit losses typically are higher than other direct mail and retail companies.

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

    Substantially all of Fingerhut's sales are made utilizing its own closed-end credit program, which uses fixed term, fixed payment installment plans. Monthly payments are made by customers and processed by Fingerhut through the use of coupons contained in payment books delivered with each order shipment. Payment terms to existing customers generally range from 4 to 36 monthly payments. In addition, a majority of sales are to customers who receive a deferred payment option, which extends the due date of the first payment by approximately four to five months. Many customers pay their accounts in full before the end of the scheduled payment term.

Merchandising

    Fingerhut offers a broad mix of brand name and private label consumer products, including electronics, housewares, home textiles, apparel, furniture, home accessories, jewelry, sporting goods and toys, tools, automotive, lawn and garden, and financial service products. In 1995, Fingerhut offered approximately 16,000 different products. Fingerhut's sales mix by product category for 1995 is shown in the following table:


             Fingerhut Corporation 1995 Product Mix

                                         Percent of
                                          Gross Retail Sales

          Electronics                     21%
          Home Textiles                   18%
          Housewares                      17%
          Furniture/Home Accessories      10%
          Leisure                          9%
          Apparel                          8%
          Jewelry                          8%
          Tools/Automotive/Lawn & Garden   6%
          Financial Service Products
          and Other                        3%
                                         ----
                                         100%

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

    Fingerhut's general merchandise catalogs feature a wide array of products; they are updated and published throughout the year, including a 496-page holiday big book. Specialty catalogs mailed to targeted portions of Fingerhut's customer list permit Fingerhut to expand the product selection and intensify the growth opportunities for certain product categories. These specialty catalogs include outdoor living, jewelry, electronics, domestics/housewares, gifts, juvenile, seniors, home fitness, home improvement and Spanish-language catalogs.

Vendor Relations

    The Company purchases products from approximately 2,100 different suppliers and maintains strong relations with its vendors. In 1995, the top ten vendors accounted for approximately 19% of the Company's total merchandise purchases, with Thomson Consumer Electric Inc. accounting for approximately 4% of the total merchandise purchases and Roadmaster Corporation and Springs Industries, Inc. each accounting for approximately 3% of the total merchandise purchases.

    The Company maintains close relations with overseas representatives in Hong Kong, Taiwan, Korea, Philippines,
Thailand and Europe. In 1995, approximately 16% of the Company's merchandise was imported directly from foreign vendors and approximately an additional 20% was purchased through importers.

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

    Fingerhut's management information systems provide data processing capabilities to Fingerhut, Figi's, Infochoice and Montgomery Ward Direct and support all areas of the Company, including marketing, credit, order fulfillment, customer service, inventory control and finance. Fingerhut's management information systems currently operate on mainframe computers connected to on-line terminals and client-server systems used in all aspects of the Company's business.

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

Costs of Mailing

    In 1995, the Company spent an aggregate of $296 million on postage (including the cost of parcel shipments that were passed on to customers) of which 48% was attributable to the mailing of promotional materials, 44% was attributable to parcel shipments and 8% was attributable to various correspondence with customers. As is customary in the direct mail industry, the Company passes on the cost of parcel shipments directly to the customer as part of the shipping and handling charge. The costs of mailing promotional material and certain other correspondence (including postage) are not directly passed on to customers, but are considered in the Company's overall product pricing and mailing strategies.

    The Company substantially reduces mailing costs by effectively using discounts offered by the United States Postal Service from the basic postal rates. For example, Fingerhut sorts mailings by zip code to the carrier route level and also prints the "zip plus four" bar-code to obtain optimum postal discounts, resulting in savings not always available to smaller direct mail companies. In January 1995, the United States Postal Service increased its first class, third class and fourth class postage rates. In addition, the cost of paper also increased.
To reduce the effect of the postal and paper increases, Fingerhut took steps to reduce its operating expenses and will continue to improve the efficiency of its mailings by reviewing mailing depth criteria and catalog size. The Company will adopt new innovations in mail processing techniques, as appropriate, and believes that the increasing cost and complexity of the postal rate structure will strengthen the long-term competitive position of larger, more sophisticated mail order firms such as Fingerhut.

Order Processing and Fulfillment

    Fingerhut provides order processing and fulfillment services for Infochoice and Montgomery Ward Direct. Although most of Fingerhut's customer orders are received by mail, telephone ordering has become a more important part of Fingerhut's business. The majority of Infochoice's and Montgomery Ward Direct's customers place their orders by telephone. In 1995, Fingerhut processed approximately 24 million Fingerhut, Infochoice and Montgomery Ward Direct orders and approximately 54 million Fingerhut, Infochoice and Montgomery Ward Direct customer payments.

    In 1995, Fingerhut shipped approximately 29 million Fingerhut, Infochoice and Montgomery Ward Direct packages from its warehouse and distribution facilities in Minnesota and Tennessee. In order to minimize shipping costs, packages are trucked to drop points throughout the country where they enter the USPS or the United Parcel Service systems for delivery to the customer. In addition, Fingerhut offers optional express delivery in selected promotions.

Figi's Inc.

    Figi's is a mail order retailer of specialty food gifts (such as quality cheeses, smoked meats, candies and baked goods) and other gifts headquartered in Marshfield, Wisconsin. The Company acquired Figi's in 1981. Figi's is one of the largest direct mail food gifts marketers in the United States, with 1995 net sales of approximately $83 million.

    New customers are acquired from sources similar to those used by Fingerhut, although Figi's customers include both moderate income consumers attracted by Figi's in-house credit terms and more affluent customers who use credit cards. Sales using Figi's interest-free, three payment credit terms constituted approximately 83% of its net sales in 1995.

    Figi's offerings are made predominantly in catalogs mailed prior to holidays and other gift-giving occasions such as Christmas, Easter, Valentine's Day and Mother's Day. Figi's business is highly seasonal, with approximately 81% of its net sales in the fourth quarter. Like Fingerhut, Figi's seeks to develop repeat business from customers by offering a "satisfaction assured" policy. During 1995, Figi's sales mix by product category was as follows:

                  Figi's Inc. 1995 Product Mix

                                         Percent of
                                          Gross Retail Sales

          Cheese/Meat Selections          45%
          Other Food Gifts                15%
          Baked Goods                     13%
          Non-Food Gifts                  13%
          Candy                            8%
          Nuts/Snack Foods                 6%
                                         -----
                                           100%

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

Infochoice USA, Inc.

    Infochoice markets specially selected products primarily through 30-minute direct response television advertisements commonly known as "infomercials." These advertisements provide entertaining and informative product demonstrations and often feature a well known entertainer or other recognized individual. Infochoice's advertisements are distributed through cable networks and broadcast television stations. During 1995, these products included the Body by Jake(r) Ab and Back Plus(tm) and the Bissell(r) Plus(tm) vacuum. Infochoice's sales mix by product category in 1995 was: 89% fitness/leisure and 11% housewares. Infochoice's 1995 net sales were approximately $58 million.

    Infochoice promotes payment by major credit card and also offers its customers the option to pay for their purchases by credit card installment billing. Infochoice features a 30-day refund policy on all of its products. Products featured in Infochoice's television advertisements are later included in Fingerhut's and Montgomery Ward Direct's catalogs and identified "As seen on TV." In addition, Infochoice may receive royalties on successful products later sold in non-affiliated retail stores.

    In November 1994, the Company announced that it would scale back the operations of Infochoice. In March 1995, Infochoice entered into a joint venture with Guthy-Renker Corporation, under which Guthy-Renker will manage infomercial production, media placement and market distribution and Infochoice will provide product development and sourcing, customer service and fulfillment. The joint venture's business is conducted through USA Direct/Guthy-Renker, Inc., a corporation in which Infochoice and Guthy Renker Corporation each have a 50% interest. USA Direct/Guthy-Renker, Inc. tested several shows in 1995 and is continuing to do so in 1996. The Company will account for USA Direct/Guthy-Renker, Inc. using the equity method of accounting.

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

    Montgomery Ward provides, without cost to the partnership, the use of the Montgomery Ward(r) tradename and certain information related to its active credit card account holders and has agreed to provide similar information with respect to future Montgomery Ward credit card account holders. Fingerhut provides certain customer names and certain creative, buying, order processing, customer service, computer services and warehousing services and facilities. During 1995, Fingerhut generally was reimbursed by the partnership for its costs incurred in providing the services and facilities.

    The Company accounts for Montgomery Ward Direct using the equity method of accounting; accordingly, 50% of Montgomery Ward Direct's profits or losses are recorded in administrative expenses included in "Administrative and selling expenses" in the Consolidated Statements of Earnings contained in the Company's consolidated financial statements. In 1995, Montgomery Ward Direct mailed 89 million catalogs and generated net sales of $165 million.


                   Financial Services Segment

    Through its financial services segment, the Company markets select consumer financial services, including credit cards, extended product service agreements and insurance products. The Company's financial services segment businesses are conducted by Fingerhut Financial Services Corporation and Direct Merchants Bank.

Direct Merchants Credit Card Bank, National Association

     Direct Merchants Bank is a special-purpose credit card bank, established under Section 2(c)(2)(F) of the Bank Holding Company Act of 1956, as amended by the Competitive Equality Banking Act of 1987, as amended ("CEBA"), and was chartered as a national banking association on February 14, 1995.

     As of December 29, 1995, Direct Merchants Bank had opened approximately 750,000 Fingerhut co-branded and other MasterCard(r) credit card accounts and had approximately $542 million in outstanding receivables. Direct Merchants Bank generates interest and other income from its credit card business through finance charges assessed on outstanding balances, interchange income and credit card fees. Credit card income also includes fees paid by credit card customers for product enhancements they may select.

     The credit card accounts are generated under a license from MasterCard International Inc. ("MasterCard International") and subject to the terms and conditions of membership in MasterCard International. MasterCard International licenses its trademark to its member financial institutions to issue credit cards to their customers and provides clearing services facilitating exchange of payments among member institutions and networks
linking members' credit authorization systems.   MasterCard
credit cards are issued as part of the worldwide MasterCard International systems, and the transactions creating the receivables through the use of the credit cards are processed through the MasterCard International authorization and settlement systems.

     The MasterCard credit cards may be used to purchase goods and services, to obtain cash advances and to consolidate and transfer account balances from other credit cards. Cardholders make purchases when using a credit card to buy goods or services. A cash advance is made when a credit card is used to obtain cash from a financial institution, an automated teller machine, or by a draft drawn on the account.

     In early 1994, through a joint venture with an independent third party, the Company began testing a Fingerhut co-branded MasterCard(r) issued by an affiliate of the third party. Fingerhut customers were solicited using Fingerhut's credit scoring models
and behavioral data.   Direct Merchants Bank purchased these
accounts in September 1995. The Company believes that the test provided evidence of the ability of Fingerhut's proprietary mail score model to rank order credit risk of a given pool of Fingerhut customers.

     Direct Merchants Bank began issuing credit cards in early 1995. Its strategy is to target customers through a carefully matched combination of pricing, credit analysis and packaging. Direct Merchants Bank varies the rate, fee and credit line offerings using a risk-based pricing approach that balances a prospect's creditworthiness and profit potential. During 1995 and continuing in 1996, Direct Merchants Bank has targeted three distinct market segments with pre-approved applications: customers who have purchased more than one product from Fingerhut ("Fingerhut Multi-Buyers"), individuals who have not purchased from Fingerhut in the past ("External Prospects"), and customers who have purchased only one product from Fingerhut ("Fingerhut Single-Buyers"). Prospects are contacted on a nationwide basis through direct mail and telephone solicitations. In addition, Direct Merchants Bank is seeking to establish affinity and co-branded card relationships with outside companies.

     Fingerhut Multi-Buyers are solicited based on the extensive behavioral, payment and credit information available through Fingerhut's proprietary database, combined with industry standard credit bureau scores. External Prospects are evaluated based on credit bureau information, utilizing internally developed fraud screens and other criteria. These prospect attributes are combined with other risk scores and evaluated using a multi-step approach and sophisticated statistical tools. The External Prospects list is further reduced by excluding those matched against Fingerhut's proprietary fraud, deceased, prison and bad debt files. The segmentation and selection process for Fingerhut Single-Buyers is similar to the approach used for External Prospects. However, due to the single purchase from Fingerhut, additional proprietary information is available and used to further refine the selection.

     For each of the three market segments, the credit card offer is determined by the prospect's risk profile prior to solicitation. Terms of the credit card offers range from a $30 annual fee and an annual percentage rate of the prime rate plus 14.6% to no annual fee and an annual percentage rate of prime rate plus 6.45%. Each cardholder is subject to an agreement governing the terms and conditions of the accounts. Pursuant to such agreements, Direct Merchants Bank reserves the right to change or terminate certain terms, conditions, services, or features of the account (including increasing or decreasing periodic finance charges, late fees, returned check charges and any other charges or the minimum payment), subject to the conditions set forth in the cardholder agreement.

     Once an account is approved, an initial credit line is established based on an individual's risk profile using automated screening and credit scoring techniques. This process results in a portfolio with initial average credit lines below the industry average due to the higher average risk elements inherent in Direct Merchants Bank's target customer market. Direct Merchants Bank may elect, at anytime and without prior notice to the accountholder, to preclude or restrict further credit card use by the accountholder, usually as a result of violating the contractual terms (delinquency, over-limit, etc.), poor payment performance or Direct Merchants Bank's concern over the creditworthiness of the accountholder. Based on behavioral scoring and payment patterns, credit lines are adjusted over time. Credit lines may also be adjusted at the request of the cardholder, subject to Direct Merchants Bank's evaluation of the cardholder's payment and usage history.

     The interest rates on all of Direct Merchants Bank's current credit card accounts are variable. This helps maintain net interest margins in both rising and declining interest rate environments. Direct Merchants Bank assesses periodic finance charges on an account generally if the cardholder has not paid the balance in full from the previous billing cycle: such finance charge is based upon the average daily balance outstanding on the account during the monthly billing cycle. If a payment is not received by the payment due date, finance charges are imposed on all purchases from the date of the transaction to the statement cycle date. In addition to the finance charge, Direct Merchants Bank has the right to impose late fees under the circumstances described below. Finance charges are imposed on each cash advance from the day such advance is made until the advance is paid in full. The finance charge is applied to the average daily balance. The average daily balance is the sum of the daily unpaid balances of purchases and cash advances on each day of the monthly billing cycle divided by the number of days in such monthly billing cycle. Many accountholders are given a grace period on purchases. For most accountholders, if the entire balance on the account is paid during the grace period, a finance charge is not imposed. Certain accountholders are not given a grace period, depending on the credit card terms offered, which have been determined by the prospect's risk profile prior to solicitation.

     Most of the existing accounts have an annual fee of $30.00. Direct Merchants Bank may waive all or a portion of the annual membership fee in connection with solicitations of new accounts or upon annual renewal, depending on the credit terms offered, which have been determined by utilizing a combination of factors, including likelihood to respond, credit risk profile and profit potential. In addition to the annual fee, Direct Merchants Bank may charge accounts certain other fees including: (i) a late fee with respect to any unpaid monthly payment if Direct Merchants Bank does not receive the required minimum monthly payment by the next month's closing date; (ii) a cash advance fee on the amount of each cash advance; (iii) a fee with respect to each check submitted by a cardholder in payment of an account which is not honored and (iv) an overlimit charge if, at any time during the billing cycle, the total amount owed exceeds the cardholder's credit line by greater than $30.00 due to transactional activity. There can be no assurance that daily periodic finance charges, fees and other charges will remain at current levels in the future.

     Direct Merchants Bank also offers its credit card customers in certain states the option to purchase related products and services, such as credit card registration, a debt waiver product and accidental death insurance.

Fingerhut Financial Services Corporation

     The remainder of the Company's financial services segment businesses are conducted by Fingerhut Financial Services Corporation ("FFS"). Through FFS, Fingerhut offers its customers the opportunity to purchase extended product service plans on a wide variety of products sold by Fingerhut. Customers may purchase extended product service plans when they purchase the product. In addition, the extended product service plans are marketed through telemarketing. FFS also works with third parties to offer Fingerhut customers the opportunity to purchase other financial service products, such as certain types of insurance.

                        Other Information

Other Business Activities

    The Company derives additional revenues from manufacturing plastic products, wholesaling excess merchandise and list rental and package inserts. Taken together, such activities accounted for less than 3% of the Company's 1995 net sales.

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

   Direct Merchants Bank competes with national, regional, and local bankcard issuers as well as general purpose credit cards, such as American Express, Discover Card and Diners Club. Many of these issuers are substantially larger and have more seasoned credit card portfolios than Direct Merchants Bank. The principal competitive factors are targeted marketing, product quality and competitive pricing. The Company believes that Fingerhut's database allows Direct Merchants Bank to more effectively compete in the market for moderate income cardholders. The Company also believes that the ability to leverage Fingerhut's long term relationship with, and proprietary information regarding, its customers gives Direct Merchants Bank a competitive advantage.

Seasonality

    The Company's business is seasonal. In 1995, approximately 35% of the Company's net sales and approximately 60% of its net earnings occurred in the fourth quarter. In addition to seasonal variations, the Company experiences variances in quarterly results from year to year that result from changes in the timing of its promotions and the types of customers and products promoted and, to some extent, variations in dates of holidays and the timing of quarter ends resulting from a 52/53 week year. Accordingly, the results of interim periods are not necessarily indicative of the results for the year.

Employees

    As of December 29, 1995, the Company had approximately 9,500 employees, of whom approximately 2,600 were represented by the Midwest Regional Joint Board or the Tennessee/Kentucky District _ Southern Regional Joint Board of the Amalgamated Clothing and Textile Workers Union. One of the Company's principal collective bargaining agreements expired on February 1, 1996 and the other expires on February 2, 1997. The Company is in negotiations for an agreement to replace the expired agreement and union employees are continuing to work as if the expired agreement were still in effect.

Trademarks and Tradenames

    The Company and its subsidiaries have registered and continue to register, when appropriate, various trademarks, tradenames and service marks used in connection with its business and for private label marketing of certain of its products. The Company considers these trademarks and service marks to be readily identifiable with, and valuable to its business.

Governmental Matters

Direct to the Consumer Marketing Segment

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

    Fingerhut relies on the Minnesota "time-price" doctrine in establishing and collecting installment payments on products sold in many states. Under this doctrine, the difference between the time price and the cash price for the same goods is not treated as interest subject to regulation under laws governing the extension of credit. In other states, Fingerhut is subject to regulations that limit maximum finance charges and require refunding of finance charges to customers under certain circumstances. Fingerhut believes that its time payment pricing and credit practices are in compliance with applicable state requirements. However, certain customers have challenged the applicability of the time-price doctrine to Fingerhut's business. See "Legal Proceedings." Any change of law that would negatively affect Fingerhut's pricing policies could have an adverse effect on the Company's profitability.

Financial Services Segment

   Direct Merchants Bank is a "credit card bank" under CEBA, and as such is subject to certain restrictions, including that it may only engage in credit card operations, it may not offer checking or transaction accounts, and it may only accept time deposits in amounts of $100,000 or more. Because of these restrictions, Direct Merchants Bank is not considered a "bank" for purposes of the Bank Holding Company Act of 1956, as amended (the "BHCA") and the Company is not required to register as a bank holding company under the BHCA.

   Under federal law, Direct Merchants Bank may "export" (i.e., charge its customers resident in other states) the finance charges permissible under the law of Utah, its state of domicile. Consistent with prevailing industry practice, Direct Merchants Bank also exports credit card fees (including, for example, annual fees, late charges and fees for exceeding credit limits) permitted under Utah law. Certain jurisdictions may attempt, and private parties are attempting, to require out-of-state credit card issuers to comply with such jurisdictions' consumer protection laws, including laws limiting the charges imposed by such out-of-state credit card issuers. A successful attempt could have an adverse impact on the credit card operations of out-of-state credit card issuers, including Direct Merchants Bank. Such a determination could also lead to similar actions in other states by private parties or governmental agencies and could have an adverse impact on Direct Merchants Bank's credit card operations. Since October 1991, a number of lawsuits and administrative actions have been filed in several states against out-of-state banks (both federally insured state chartered banks and federally chartered banks) that issue credit cards. These actions challenge various fees and charges (such as late payment fees, over-the-limit fees, and returned payment check fees) assessed against residents of the states in which such suits were filed, based on restrictions or prohibitions under such states' laws alleged to be applicable to out-of-state credit card issuers. In October 1991, a federal district court upheld a Massachusetts law that bars banks from assessing late payment fees on credit card accounts of residents of that state in a proceeding involving Greenwood Trust (the issuer of the Discover
Card). However, in August 1992, the federal Court of Appeals for the First Circuit reversed the federal district court on the grounds that the Massachusetts law was preempted by applicable federal law, and in December 1995 the federal Court of Appeals for the Third Circuit reached a similar result in a case involving Meridian Bank. The Supreme Courts of California and Colorado have recently reached similar results. However, other courts, including the Supreme Court of New Jersey, have ruled in favor of challenges to the assessment of late payment and other fees. The United States Supreme Court is expected to rule on the issue this year in an appeal from the California Supreme Court decision referred to above. If the United States Supreme Court determines that the term "interest" as defined in Section 85 of the National Bank Act does not include late payment fees or other similar charges assessed by federally chartered banks such as Direct Merchants Bank, lawsuits such as those referred to above could have the effect of limiting certain charges, other than periodic finance charges, that could be assessed on credit card accounts of residents of various states and could require credit card issuers to pay refunds and civil penalties with respect to charges previously imposed on cardholders in such states. There can be no assurance that Direct Merchants Bank will not be named as a defendant in future lawsuits or administrative actions.

   Direct Merchants Bank is subject to numerous federal and state consumer protection and other laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Community Reinvestment Act, the Electronic Funds Transfer Act, and the Fair Credit Reporting Act.
Provisions of those statutes, and related regulations, among other matters, require disclosure to borrowers of finance charges in terms of an annual percentage rate, prohibit certain discriminatory practices in extending credit, require Direct Merchants Bank to serve the banking needs of its local communities, and regulate the dissemination and use of information relating to a borrower's creditworthiness. The United States Congress and the states may enact laws and amendments to existing laws to regulate further the credit card industry or to reduce finance charges or other fees or charges applicable to credit card and other consumer revolving loan accounts. Such laws, as well as any new laws or rulings which may be adopted, may adversely affect Direct Merchants Bank's ability to collect on its credit card receivables or maintain previous levels of periodic rate finance charges and other fees and charges on its credit card accounts.

   Direct Merchants Bank is subject primarily to regulation and periodic examination by the Office of the Comptroller of the Currency (the "Comptroller"). Such regulation relates to the maintenance of reserves for certain types of deposits, the maintenance of certain financial ratios, transactions with affiliates and a broad range of other banking practices. In addition, Direct Merchants Bank is subject to capital adequacy guidelines. As of December 31, 1995, the minimum required ratio of total capital to risk-weighted assets (including certain off-balance sheet items) was 8%. At least half of the total capital is to be comprised of common stock, retained earnings and non-cumulative perpetual preferred stock ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of other preferred stock, certain hybrid debt/equity instruments, a limited amount of term subordinated debt or a limited amount of the reserve for
possible credit losses.   In addition, Direct Merchants Bank is
subject to a minimum leverage ratio (Tier 1 capital divided by
total average assets) of 3%.   As of December 31, 1995, Direct
Merchants Bank's Tier 1 capital ratio was 37.5% (as was its combined Tier 1 and Tier 2 capital ratio) and its leverage ratio was 20%.

   There are various legal limitations on the extent to which Direct Merchants Bank can pay dividends to the Company. The prior approval of the Comptroller is required if the total of all dividends declared by Direct Merchants Bank in any calendar year exceeds its net profits (as defined) for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus accounts. In addition, Direct Merchants Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. The Comptroller also has authority under the Financial Institutions Supervisory Act to prohibit a national bank from engaging in any unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the Comptroller could claim that a dividend payment might under some circumstances be an unsafe or unsound practice.

   Direct Merchants Bank is also subject to restrictions under federal law that limit the transfer of funds by Direct Merchants Bank to the Company and its other subsidiaries in the form of loans, extensions of credit, investments or asset purchases and require generally that Direct Merchant Bank's transactions with its affiliates be on terms no less favorable to the bank than comparable transactions with unrelated third parties. These transfers by Direct Merchants Bank to the Company or any single affiliate are limited in amount to 10% of capital and surplus. Transfers to all affiliates are limited to an aggregate of 20% of Direct Merchants Bank's capital and surplus. In addition, such loans and extensions of credit are also subject to various collateral requirements.

   Because the banking and consumer finance businesses in general are the subject of such extensive regulation at both the state and federal levels, and because numerous legislative and regulatory proposals are advanced each year which, if adopted, could affect Direct Merchants Bank's profitability or the manner in which it conducts its activities, the Company cannot now predict the extent of the impact of any such new laws or regulations.

   Various legislative proposals have been introduced in Congress in recent years, including, among others, proposals relating to imposing a statutory cap on credit card interest rates, permitting affiliations between banks and commercial or securities firms, and proposals which would place new restrictions on a lender's ability to utilize pre-screening of consumers' credit reports through credit reporting agencies (credit bureaus) in connection with the lender's direct marketing efforts. It is impossible to determine whether any of these proposals will become law and, if so, what impact they will have on the Company.

Executive Officers of the Registrant

Name                     Age         Present Office

Theodore Deikel          60          Chairman of the Board,
                                     Chief Executive Officer and
                                     President

Thomas J. Bozlinski      48          Senior Vice President,
                                     Information Services

John D. Buck             45          Senior Vice President, Human
                                     Resources

John K. Ellingboe        45          Senior Vice President,
                                     Business Development,
                                     General Counsel and
                                     Secretary

Andrew V Johnson         40          Senior Vice President,
                                     Marketing

Peter G. Michielutti     39          Senior Vice President, Chief
                                     Financial Officer

James B. Moran           59          Senior Vice President,
                                     Operations and
                                     President, Fingerhut
                                     Fulfillment Services

Richard L. Tate          50          Senior Vice President,
                                     Merchandising

Ronald N. Zebeck         41          President, Fingerhut
                                     Financial Services Corporation

Robert W. Oberrender     36          Vice President, Treasurer

Thomas C. Vogt           49          Corporate Controller

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

    Thomas J. Bozlinski became Senior Vice President, Information Systems in January 1996. He was Vice President, Information Systems of the Company from June 1993 to January 1996. Prior to that he was Managing Director, Systems & Operations of Northwest Airlines Corp.

   John D. Buck joined the Company as Senior Vice President,
Human Resources on March 1, 1996. For more than five years prior to that, he was Vice President, Administration of Alliant
Techsystems, Inc., a supplier of defense products and services to the United States government and its allies.

    John K. Ellingboe has been Senior Vice President, Business
Development, since October 1993, General Counsel of the Company since June 1990 and Secretary of the Company since April 1990.

   Andrew V Johnson has been Senior Vice President, Marketing of the Company since January 1993. Prior to that time, he was Vice
President, Marketing of the Company from November 1989 to January
1993.

    Peter G. Michielutti was hired as Senior Vice President, Chief Financial Officer of the Company in July, 1995. Prior to that he held various positions with divisions/subsidiaries of Household International Inc. (consumer finance services). He was Chief Financial Officer of Household Credit Services from May 1992 to July 1995, Vice President-Financial Administration-Canada of Household Financial Corporation Limited from March 1991 to May 1992, and Vice President-Financial Administration of Household Bank FSB from August 1990 to March 1991.

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

   Ronald N. Zebeck was hired as President of Fingerhut Financial Services Corporation in March 1994 and is also Chief Executive Officer of Direct Merchants Bank. He was Managing Director, GM Card Operations of General Motors Corporation from 1991 to 1993 and director of marketing of Advanta Corporation from 1987 to 1991.

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

Item 2.  Properties

    The Company's executive and administrative offices and warehouse and distribution facilities are located in a number of facilities in Minnesota, Tennessee, Wisconsin, Utah and Oklahoma. The total facilities presently used by the Company's continuing operations have an aggregate of approximately 6.2 million square feet, of which approximately 6.1 million square feet is used for the direct to the consumer marketing segment and 48,000 square feet is used for the financial services segment. Of these, Fingerhut owns a 193,000 square foot office building in Minnetonka (which it previously leased and purchased from the lessor in January 1996), a new 186,000 square foot data and technology center in Plymouth, Minnesota, which opened in June 1995, buildings in St. Cloud with an aggregate of approximately
1.5 million square feet, buildings in Alexandria with an aggregate of approximately 53,000 square feet and buildings in Mora with approximately 162,000 square feet. Figi's owns buildings in Marshfield, Wisconsin with an aggregate of approximately 297,000 square feet. Tennessee Distribution, Inc., a subsidiary of the Company, owns a one million square foot warehouse and distribution facility near Bristol, Tennessee. Western Distribution, Inc., a subsidiary of the Company, owns a one million square foot warehouse and distribution facility near Spanish Fork, Utah.

    The Company leases the remainder of the facilities it uses, which consist of office, operations and warehouse space.

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

    On or about October 16, 1995, the Company was served with a legal action commenced in federal district court in Arizona by two shareholders against the Company, a current officer and a former officer alleging violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended and Rule 10b-5 thereunder. The complaint (i) alleges that the Company made false and misleading statements or omissions with respect to its plans regarding S The Shopping Network, (ii) requests certification as a class action on behalf of shareholders of the Company who purchased Common Stock during a specified period and
(iii) alleges unspecified damages. The Company considers the plaintiffs' claims to be without merit and intends to vigorously defend the matter.

    On January 11, 1996 and February 13, 1996, Fingerhut was served with legal actions commenced in Minnesota District Court, Fourth Judicial District on behalf of certain Fingerhut customers. The complaints are substantially similar and (i) allege violations of the consumer credit sales act and usury and
(ii) requests certification as a class action, declaratory and injunctive relief, money damages with interest, including the principal and interest paid on plaintiffs' credit purchases, and class damages and equitable relief, attorneys' fees and costs.
In addition, the parties have filed a stipulation to consolidate these cases. The Company believes Fingerhut's time payment pricing and credit practices are in compliance with applicable state law. Fingerhut has retained outside counsel and intends to vigorously defend these actions.

Item 4.   Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December
29, 1995.


                             PART II


Item  5.    Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

    The information required by this item is set forth in "Quarterly Financial and Stock Data" on pages 42 and 43 of the Company's Annual Report to Shareholders for the fiscal year ended
December 29, 1995 (the "1995 Annual Report") and is incorporated herein by reference.

Item 6.   Selected Financial Data

    The information required by this item is set forth under the caption "Five Year Summary of Selected Consolidated Financial
Data" on page 19 of the 1995 Annual Report and is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

    The information required by this item is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 20 to 23 of the 1995
Annual Report and is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

    The audited Consolidated Financial Statements of the
Registrant and independent auditors' report thereon and the unaudited Quarterly Financial and Stock Data set forth on pages
24 to 43 of the 1995 Annual Report are incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

    None
                            PART III


Item 10.  Directors and Executive Officers of the Registrant

    The information required by this item with respect to directors is set forth under "Proposal 1: Election of Directors" in the Company's proxy statement for the annual meeting of shareholders to be held on May 15, 1996, which will be filed within 120 days of December 29, 1995 (the "Proxy Statement") and is incorporated herein by reference. The information required by this item with respect to executive officers is, pursuant to instruction 3 of Item 401(b) of Regulation S-K, set forth in Part I of this Form 10-K under "Business--Executive Officers of the Registrant." The information required by this item with respect to reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934 is set forth under "Security Ownership of Certain Beneficial Owners and Management_Compliance with Section 16" in the Proxy Statement and is incorporated by reference.

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


Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

    (a) The following documents are made part of this report:


        1.  Consolidated Financial Statements.

                   The following consolidated financial
            statements, the related notes and the report of the Company's independent auditors are incorporated herein by reference from the 1995 Annual Report as part of this report at Item 8 hereof:

                Independent Auditors' Report dated
                January 24, 1996.

                Consolidated Statements of Earnings
                for each of the three fiscal years ended
                December 29, 1995.

                Consolidated Statements of Financial
                Position at December 29, 1995 and December 30,
                1994.

                Consolidated Statements of Changes
                in Stockholders' Equity for each of the three fiscal years ended December 29, 1995.

                Consolidated Statements of Cash
                Flows for each of the three fiscal years ended
                December 29, 1995.

                Notes to Consolidated Financial Statements.

            With the exception of the foregoing
            information and the information incorporated by reference in Items 5-8 of this Part II, the 1995
            Annual Report is not to be deemed filed as part of this Form 10-K.

            2. Financial Statement Schedule: The following schedule for each of the three years ended
            December 29, 1995 is included in this Form 10-K:

                Independent Auditors' Report on
                consolidated financial statement schedule dated
                January 24, 1996.

                Schedule II - Valuation and Qualifying Accounts.

            Certain schedules have been omitted because they are not required under the related instructions or are inapplicable, or because the required information is included elsewhere in the financial statements or related notes.

    (b) Reports on Form 8-K:    None

    (c) Exhibits:  See Exhibit Index on page 23 of this Report.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1996.


                                 FINGERHUT COMPANIES, INC.
                                         (Registrant)


                                  By     /s/Theodore Deikel
                                        Theodore Deikel
                                         Chairman  of the  Board,
                                        Chief Executive  Officer  and
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Fingerhut Companies, Inc., the Registrant, and in the capacities and on the dates indicated.


Signature                        Title                    Date

Principal  executive           Chairman of the  Board,       March 27, 1996
officer and director:          Chief Executive Officer
                               and President

/s/Theodore Deikel
Theodore Deikel


Principal financial officer:   Senior Vice  President,       March 27, 1996
                               Chief Financial Officer


/s/Peter G. Michielutti
Peter G. Michielutti


Principal accounting officer:  Corporate Controller          March 27, 1996


/s/Thomas C. Vogt
Thomas C. Vogt



Directors:



/s/Wendell R.Anderson          Director                      March 27, 1996
Wendell R. Anderson


/s/Edwin C.Gage                Director                      March 27, 1996
Edwin C. Gage


/s/Stanley S. Hubbard          Director                      March 27, 1996
Stanley S. Hubbard


/s/Richard M. Kovacevich       Director                      March 27, 1996
Richard M. Kovacevich


/s/Dudley C. Mecum             Director                      March 27, 1996
Dudley C. Mecum



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

           (ii) Series 1994-2 Supplement
                dated as of November 15, 1994
                (Incorporated by reference to
                Exhibit 10.b(ii) to Registrant's
                Annual Report on Form 10-K (File
                No. 1-8668) for the fiscal year
                ended December 31, 1994).


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


10.c            Pooling and Servicing
                Agreement dated as of May 26,
                1995 among Fingerhut Financial
                Services Receivables, Inc., as
                Transferor, Direct Merchants
                Credit Card Bank, National
                Association, as Servicer, and The
                Bank of New York (Delaware), as
                Trustee (Incorporated by
                reference to Exhibit 10.u to
                Registrant's Quarterly Report on
                Form 10-Q (File 1-8668) for the
                fiscal quarter ended June 30,
                1995).

            (i) Series 1995-1 Supplement dated
                as of May 26, 1995 (Incorporated by reference to Exhibit 10.u(i) to Registrant's
                Quarterly Report on Form 10-Q
                (File 1-8668) for the
                fiscal quarter ended June 30,
                1995).


10.d*           Fingerhut Corporation
                Profit Sharing Plan 1989 Revision
                (Incorporated by reference to
                Exhibit 10(d) to Registrant's
                Registration Statement on Form
                S-1 (No. 33-33923)).

10.e*           Fingerhut Companies,
                Inc. and Subsidiaries 1995 Key
                Management Incentive Bonus Plan
                for Designated Corporate
                Officers.

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

10.h*           Executive Tax Planning/Preparation and
                Financial Planning Policy.
                (Incorporated by reference to
                Exhibit 10.h to Registrant's
                Annual Report on Form 10-K (File
                No. 1-8668) for the fiscal year
                ended December 31, 1994).

10.i*           Fingerhut Companies,
                Inc. 1995 Long-Term Incentive and
                Stock Option Plan.

        (i)*    Form of option agreement.

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

10.l*           Stock Option and
                Valuation Rights Agreement dated
                as of March 21, 1994, between
                Fingerhut Companies, Inc. and
                Ronald N. Zebeck.

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

        (ii)    Second Amendment Agreement dated as of
                June 17, 1994 (Incorporated by
                reference to Exhibit 10.o(ii) to
                Registrant's Annual Report on
                Form 10-K (File No. 1-8668) for
                the fiscal year ended December
                31, 1994).

        (iii)   Third Amendment Agreement dated
                as of October 30, 1995.

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

        (iii)   Third Amendment
                Agreement dated as of October 30,
                1995. This document is being
                omitted from filing pursuant to
                Instruction 2 to Item 601 of
                Regulation S-K.


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

        (iii)   Third Amendment Agreement dated as of October 30,
                1995. This document is being
                omitted from filing pursuant to
                Instruction 2 to Item 601 of
                Regulation S-K.

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

        (ii)    Second Amendment dated as of October 30, 1995.
                This document is being omitted
                from filing pursuant to
                Instruction 2 to Item 601 of
                Regulation S-K.

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

        (ii)    Second Amendment dated as of October 30, 1995.
                This document is being omitted
                from filing pursuant to
                Instruction 2 to Item 601 of
                Regulation S-K.

10.u*           Fingerhut Corporation Pension Excess Plan.

10.v*           Fingerhut Corporation Profit Sharing
                Excess Plan.

10.w*           Fingerhut Companies, Inc.
                Supplemental Executive Retirement Plan.

10.x*           Fingerhut Companies, Inc. Non-
                employee Directors Stock Option Plan.

Other Exhibits

11              Computation of Earnings per Share

13              Pages 19 to 43 of the
                1995 Annual Report to
                Shareholders.  The 1995 Annual
                Report shall not be deemed to be
                filed with the Commission except
                to the extent that information is
                specifically incorporated herein
                by reference.  Exhibit 13 also
                includes a financial statement
                schedule, and independent
                auditors' report thereon, that
                was not part of the 1995 Annual
                Report.

21              Subsidiaries of the Registrant

23              Consent of KPMG Peat Marwick LLP

27              Financial Data Schedule
______
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form
10-K.