Form 10-Q
period 1996-03-29
FINGERHUT COMPANIES INC
filed 1996-05-13
CIK 740126

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________

                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Fiscal Quarter Ended                                1-8668
    March 29, 1996                                Commission File Number

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

                Yes   X                      No _____

As of May 9, 1996, 46,469,733 shares of the Registrant's Common Stock, $.01 par value, were outstanding.


                         FINGERHUT COMPANIES, INC.

                                 FORM 10-Q

                              March 29, 1996


                             TABLE OF CONTENTS






Part I - Financial Information                                     Page

    Item 1. Financial Statements

             Consolidated Statements of Operations (Unaudited) -
              thirteen weeks ended March 29, 1996
              and March 31, 1995.................................... 3

             Consolidated Statements of Financial Position
              (Unaudited) - March 29, 1996, March 31, 1995 and
              December 29, 1995 .................................... 4

             Consolidated Statements of Cash Flows (Unaudited) -
              thirteen weeks ended March 29, 1996 and
              March 31, 1995.........................................5

             Condensed Notes to Consolidated Financial
              Statements (Unaudited)................................ 6

    Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition..................... 9



Part II - Other Information

    Item 6.  Exhibits and Reports on Form 8-K ..................... 19

    Signatures..................................................... 20





                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
        (In thousands of dollars, except share and per share data)
                                (Unaudited)


                                              Thirteen Weeks Ended
                                           March 29,         March 31,
                                             1996              1995
Revenues:

  Net sales                              $   334,845       $   365,155
  Finance income and other revenues           73,387            43,844
                                             408,232           408,959

Costs and expenses:

  Product cost                               169,362           178,330
  Administrative and selling expenses        163,595           150,905
  Provision for uncollectible accounts        56,346            46,866
  Discount on sale of accounts receivable     14,808            17,521
  Interest expense, net                        7,337             5,763

                                             411,448           399,385

(Loss) earnings before income taxes           (3,216)            9,574
Provision for income taxes                    (1,165)            3,390

Net (loss) earnings                      $    (2,051)      $     6,184

(Loss) earnings per share                $      (.04)      $       .13

Dividends per share                      $       .04       $       .04

Weighted average shares                   46,159,097        48,456,450



     See accompanying Condensed Notes to Consolidated Financial
Statements.

                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         (In thousands of dollars)
                                (Unaudited)

                                        March 29,     March 31,    December 29,
                                        1996           1995        1995
ASSETS

Current assets:
  Cash and cash equivalents           $   38,035     $   19,697   $   66,109
  Customer accounts receivable, net      491,897        331,637      464,176
  Inventories, net                       153,401        175,342      156,352
  Promotional material                    80,162         86,064       80,357
  Deferred income taxes                  123,452        108,272      131,035
  Other                                   19,183         21,009       23,542
    Total current assets                 906,130        742,021      921,571

Property and equipment, net              291,647        240,586      279,455
Excess of cost over fair value of
 net assets acquired, net                 44,143         44,283       44,047
Customer lists, net                       11,201         12,569       11,201
Other assets                              22,140         20,795       24,803
                                      $1,275,261     $1,060,254   $1,281,077

LIABILITIES

Current liabilities:
  Accounts payable                    $  144,267     $  161,802   $  185,475
  Accrued payroll and employee benefits   30,651         23,968       39,872
  Other accrued liabilities               64,142         58,007       70,879
  Accrued unusual charges                  2,156         12,406        2,458
  Revolving credit facility              209,000         23,000      115,000
  Current portion of long-term debt      100,099            269      100,099
  Current income taxes payable                 -              -       42,380
    Total current liabilities            550,315        279,452      556,163

Long-term debt, less current portion     146,556        246,509      146,564
Deferred income taxes                     22,861         21,616       23,096
Other non-current liabilities              9,519          6,539        7,764
                                         729,251        554,116      733,587

STOCKHOLDERS' EQUITY

Preferred stock                                -              -            -
Common stock                                 464            458          459
Additional paid-in capital               265,017        256,734      258,917
Unearned compensation                     (3,693)             -            -
Earnings reinvested                      284,222        248,946      288,114
  Total stockholders' equity             546,010        506,138      547,490
                                      $1,275,261     $1,060,254   $1,281,077



    See accompanying Condensed Notes to Consolidated Financial Statements.

                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of dollars)
                                (Unaudited)


                                                     Thirteen Weeks Ended
                                                    March 29,     March 31,
                                                      1996         1995
Cash flows from operating activities:
  Net (loss) earnings                              $   (2,051)   $    6,184

  Adjustments to reconcile net (loss) earnings to net cash used by operating activities:

    Depreciation and amortization                      12,076         9,908
    Amortization of unearned compensation               1,285             -

    Change in operating assets and liabilities:
       Customer accounts receivable, net              (27,721)       19,968
       Inventories, net                                 2,951       (16,294)
       Promotional material and other current assets    4,554       (24,885)
       Accounts payable                               (41,208)        5,681
       Accrued payroll and employee benefits           (9,221)      (15,923)
       Accrued liabilities                             (7,039)       (9,845)
       Current income taxes payable                   (44,691)      (41,205)
       Deferred and other income taxes                  9,916         8,337
       Other                                            3,603          (349)
Net cash used by operating activities                 (97,546)      (58,423)

Cash flows from investing activities:
  Additions to property and equipment                 (23,549)      (23,375)
Net cash used by investing activities                 (23,549)      (23,375)

Cash flows from financing activities:
  Repayments of long-term debt                             (8)          (74)
  Revolving credit facility                            94,000        23,000
  Issuance of common stock                                870         2,877
  Repurchase of common stock                                -        (7,862)
  Cash dividends paid                                  (1,841)       (1,828)
Net cash provided by financing activities              93,021        16,113
Net decrease in cash and cash equivalents             (28,074)      (65,685)
Cash and cash equivalents at beginning of period       66,109        85,382
Cash and cash equivalents at end of period         $   38,035    $   19,697

Supplemental noncash investing and financing activities:
  Tax benefit from exercise of non-qualified
   stock options                                   $      257    $    1,122
  Issuance of restricted stock                     $    4,978    $        -
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest         $   10,505    $    3,770
  Cash paid during the period for income taxes     $   33,688    $   36,238

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

       The consolidated financial statements as of March 29, 1996 and March 31, 1995, and for the thirteen weeks ended March 29, 1996 and March 31, 1995, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1995 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim period should not be considered indicative of the results to be expected for the entire year.

     Reclassifications have been made to prior periods' consolidated financial statements whenever necessary to conform to the current period's presentation.

2.   (Loss) earnings per share

     Loss per share, for the current thirteen week period, was determined by dividing net loss by the weighted average shares outstanding. Common stock equivalents were not included in the determination of the loss per share in the current period as their effect was anti-dilutive.

     Earnings per share, for the prior-year period, was computed by dividing net earnings by the weighted average shares of common stock and common stock equivalents outstanding during the periods. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock was calculated using the treasury stock method.

3.   Customer accounts receivable, net

     Customer accounts receivable, net of amounts sold, consisted of the following:

     (In thousands of dollars)      March 29,    March 31,    December 29,
                                      1996          1995          1995
     Customer installment
      receivables                  $  468,419    $  457,855    $  511,174
     Reserve for uncollectible
      accounts, net of anticipated
      recoveries                     (102,267)      (80,760)     (105,048)
     Reserve for returns
      and exchanges                   (12,014)      (11,790)      (13,442)
     Other reserves                   (17,064)      (15,670)      (20,192)
        Net collectible amount        337,074       349,635       372,492
     Unearned finance income          (22,548)      (17,998)      (24,885)
        Customer installment
         receivables, net          $  314,526    $  331,637    $  347,607

     Credit card receivables          186,854             -       122,567
     Reserve for uncollectible
      accounts                         (8,369)            -        (5,300)
     Other reserves                    (1,114)            -          (698)
        Credit card receivables,
         net                          177,371             -       116,569
        Total Customer accounts
         receivable, net           $  491,897    $  331,637    $  464,176


4.   Stockholders' equity

     During the thirteen-week period ended March 29, 1996, 88,600 shares of common stock were issued related to the exercise of employee stock options and 28,726 shares of common stock were issued under the Fingerhut Companies, Inc. Employee Stock Purchase Plan. The total shares of common stock outstanding as of March 29, 1996 was 46,435,794.

     In February 1996, 368,746 shares of restricted stock were issued under the Fingerhut Companies, Inc. 1995 Long-Term Incentive and Stock Option Plan to certain key members of management. Twenty-five percent of the shares vested on March 31, 1996 and, subject to continued employment, 25% vests on March 31, 1997 with the remaining 50% vesting on August 31, 1998. The unearned portion of the awards is being amortized as compensation expense on a straight-line basis over the related vesting period. Compensation expense totaled $2,012,442, including tax assistance payments made by the Company with respect to the vested portion of the awards, for the current thirteen-week period.

5.   Executive retirement plan

     On February 14, 1996, the Company adopted a Supplemental Executive Retirement Plan (the "SERP") that covers officers or other senior management employees of the Company selected for participation by the Compensation Committee. Under the SERP, the Company will pay a benefit to a participant whose employment relationship with the Company is completely severed either (a) at or after age 65 with five years of service or (b) at or after age 55, if the participant has five years of service and the sum of the participant's age and years of service equals at least 70.

6.   Subsequent events

     On April 18, 1996 the Company declared a cash dividend in the amount of $.04 per share, aggregating approximately $1.8 million, payable on May 20, 1996, to the shareholders of record as of the close of business on May 6, 1996.

     In April 1996, the Company issued 24,916 shares of common stock under the Fingerhut Companies, Inc. Employee Stock Purchase Plan and 4,800 shares related to the exercise of employee stock options.

     In April 1996, the Fingerhut Financial Services Master Trust issued Series 1996-1 certificates to third parties with a principal amount of $655.5 million, generating proceeds of $653.9 million of which $400.0 million was used to paydown asset-backed commercial paper issued under Series 1995-1. Remaining proceeds were utilized to pay down the outstanding revolving credit balance. The Series 1996-1 certificates enter into amortization periods beginning in August 1998.


                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION
                           THIRTEEN WEEKS ENDED
                     MARCH 29, 1996 AND MARCH 31, 1995


Results of Operations

Direct-to-the Consumer Marketing Segment
Net sales for the current 13-week period were $330.1 million compared to net sales of $361.6 million for the related period in 1995, a decrease of 9%. Fingerhut Corporation ("Fingerhut"), the Company's core business, had first quarter net sales of $315.6 million compared to $322.5 million in the same period in 1995, a decrease of 2%. Net sales from Fingerhut's new customer acquisition programs increased 13% to $71.8 million due to a higher average order size and higher response rates, despite lower mailings as compared to the same period in 1995. Net sales from Fingerhut's existing customer list decreased 6% to $243.8 million primarily due to a reduction in mailings, partially offset by a higher average order size and higher sales per mailing. In addition, net sales from the Company's infomercial business, Infochoice USA, Inc. ("Infochoice"), decreased $26.4 million. In March 1995, the Company entered into a strategic alliance with Guthy-Renker Corporation, a producer of infomercials, whereby Infochoice became a 50% owner of USA Direct/Guthy-Renker, Inc. ("USAD/GR"). The Company accounts for USAD/GR's infomercials using the equity method of accounting. Thus, sales related to these infomercials do not appear as consolidated net sales of the Company.

Finance income and other revenues for the current 13-week period increased 13% to $49.0 million from $43.5 million in the comparable 1995 period.
The increase was primarily due to an increase in the amount of accounts receivable sold and the effect of lengthened payment plans.

Product cost for the current 13-week period was 50.8% of net sales, or $167.7 million, compared to 49.0% of net sales, or $177.0 million, during the comparable prior-year period. The increase as a percent of net sales was primarily due to margin reductions in the core catalog business, which began during the second half of fiscal year 1995, as a result of offering lower retail prices to improve the customer value package. In addition, margins were negatively affected by the reduction of net sales from Infochoice, which had higher product margins as compared to the core catalog business. Lastly, the increase as a percent of net sales was further impacted by the recovery of $1.9 million in reserves during the first quarter of 1995, relating to a change in estimate for provisions established for unusual charges in the fourth quarter of 1994.

Administrative and selling expenses for the current 13-week period were $148.4 million, or 45.0% of net sales, compared to $148.5 million, or 41.1% of net sales, in the comparable prior-year period. The increase was due primarily to higher paper prices (annualized impact of 1995 increases), an increase in compensation expense primarily due to the issuance of restricted stock (see Note 4), and planned increases in depreciation costs. These increases were partially offset by a decrease in advertising expenses associated with Infochoice.

The provision for uncollectible accounts for the first quarter of 1996 was $51.5 million, or 15.6% of net sales, compared to $46.9 million, or 13.0% of net sales, for the same prior-year period. Provision rates for the current 13-week period were comparable to those applied in the fourth quarter of 1995, when the Company recorded additional provisions to recognize the potential risk of delinquency levels being experienced at that time. Management believes that the reserves continue to be adequate to cover future anticipated losses. In addition, the provision as a percentage of net sales was negatively affected by the reduction of net sales from Infochoice, which had lower charge-offs as compared to the core business, as well as the recovery of $1.9 million in reserves during the first quarter of 1995, relating to a change in estimate for provisions established for unusual charges in the fourth quarter of 1994.

Discount on sale of accounts receivable for the 13-week period ended March 29, 1996 was $14.8 million compared to $17.5 million for the comparable period in 1995. The decrease resulted primarily from the benefit of interest rate swap agreements entered into during June and July of 1995 and, to a lesser extent, decreases in short-term interest rates as compared to the first quarter of 1995. These decreases were partially offset by an increase in the amount of accounts receivable sold.

Net interest expense for the current 13-week period was $7.0 million compared to $5.9 million in the first quarter of 1995. The increase was primarily due to the higher utilization of the revolving credit agreement used to fund normal business needs.

The effective consolidated tax rate, which includes both the Direct-to-the Consumer Marketing and Financial Services Segments, for the first quarter of 1996 was 36.2% compared with 35.2% in the comparable prior-year period.

As a result of the items discussed above, the Direct-to-the-Consumer Marketing Segment incurred a net loss for the 13-week period ended March 29, 1996 of $6.2 million, or $(.13) per share, compared to first quarter 1995 net earnings of $5.9 million, or $.12 per share.

Financial Services Segment

General
The Company's Financial Services Segment markets a broad array of financial services and information-driven products through direct marketing and other methods. Currently, the segment's two primary products consist of credit card lending through various MasterCardr credit card products issued by Direct Merchants Credit Card Bank, National

Association ("Direct Merchants Bank") and sales of extended service plans to the Company's customers.

The segment generates interest and other income through finance charges assessed on outstanding consumer loan receivables, credit card fees, interchange income, and other ancillary revenues from sales of financial services products to its customer base in addition to revenues from the sales of extended services plans to the retail customers of the Direct-to-the-Consumer Marketing Segment. The segment's profitability is affected by credit card account and loan growth, interest spreads on loans, credit card activity, product sales penetration for extended service plans to the Company's customers, credit quality, marketing expenses, and servicing and other administrative costs.

The following segment information was based on management's best estimate of the revenues and expenses, and assets and liabilities which will comprise the Financial Services Segment at the initiation of the anticipated public transaction. This information will be subject to change based on any changes in the Financial Services Segment's capital, asset and income structure in connection with the public transaction.

Results of Operations
Net income for the 13-week period ended March 29, 1996 was $4.1 million, or $.09 per share, compared to $.2 million, or $0.01 per share, for the comparable prior-year period. The increase in operating results is largely attributable to the lack of any material credit card operations in the first quarter of 1995 and a 35.5% increase in extended service plan and other information based product revenues, offset by a 6.3% increase in extended service plan and other information based product operating expenses as a percentage of such revenues over the comparable period in 1995.

Managed Receivables Portfolio Data and Analysis and Securitization

Securitizations affect the classification of revenues and expenses in the income statement, therefore, it is management's practice to review and analyze its financial performance on a "managed receivables" portfolio basis as if the receivables sold and securitized are still held in the portfolio, in addition to analyzing and reviewing its results of operations as reported under generally accepted accounting principles. Specifically, the effect of securitization is to remove credit card receivables sold with limited recourse from the balance sheet and to record a gain on sale for the difference between the carrying value of the receivables and the adjusted sales proceeds. The adjusted sales proceeds are based on a present value estimate of future cash flows to be received over the life of the receivables, net of certain funding and servicing costs. The resulting gain is further reduced by establishing a reserve for estimated probable loan losses over the life of the receivables securitized under the limited recourse provision. This gain, in addition to current period net interest income and certain credit card fees, less net credit losses and servicing expenses on the securitized receivables, are further recorded as securitization income. Securitization income is currently included in the consolidated statements of operations as "Finance income and other revenues."

The following table provides selected balance sheet and other information as of March 29, 1996 and December 29, 1995, on a managed basis, as well as a summary of the effects of credit card securitizations on selected line items of the Company's consolidated statements of operations for the thirteen weeks ended March 29, 1996. Note that the Financial Services Segment did not have any credit card receivables outstanding as of March 31, 1995, therefore, comparisons to the first quarter of 1995 are generally not deemed relevant.

Balance Sheet and Other Statistics
(In thousands of dollars, except percentages)

                             Thirteen Weeks             Thirteen Weeks
                                 Ended          %            Ended
                             March 29, 1996  Change    December 29, 1995
Managed credit card loans       $673,400      24.5%        $540,760
Managed net interest margin     $ 25,226      51.2%        $ 16,682
Managed net interest
 margin %                         15.63%                      15.54%
As a percentage of gross
 managed receivables:
   Total loans 30 days or
    more delinquent                3.80%                       3.97%
   Managed loan loss
    reserves                       4.30%                       4.22%
Annualized net loan charge-
 offs                              5.77%                       3.20%



                             Thirteen Weeks             Thirteen Weeks
                                 Ended                       Ended
                             March 29, 1996             March 31, 1995
Effects of credit card
securitizations on:
   Finance income and other                                    -
    revenues                   ($ 19,402)
   Administrative and                                          -
    selling expenses           ($ 2,287)
   Provision for                                               -
    uncollectible accounts     ($10,163)
   Interest expense, net       ($ 6,952)                       -

With respect to the above information on the effects of credit card securitizations, the above amounts represent the amounts on each respective line item of the Company's consolidated statements of operations that would have been higher had the securitized receivables remained on the balance sheet.

Managed Net Interest Margin and Interest Rate Sensitivity

Net interest margin on a managed basis was 15.63% and 15.54% for the thirteen weeks ended March 29, 1996, and December 29, 1995, respectively. The Financial Services Segment has primarily utilized variable rate funding in pricing its credit card securitization transactions and in its short-term borrowings in an attempt to match the variable rate pricing structure of the credit card receivables. Consequently, net interest margin did not vary materially between the first quarter of 1996 and the fourth quarter of 1995 even though overall interest rates declined during the first quarter of 1996.

Managed Non-Interest Income and Non-Interest Expenses

Total non-interest income for the Financial Services Segment for the first quarter of 1996 was $16.9 million compared to $4.5 million for the comparable period in the prior year. The primary reason for the large increase over the prior year was due to the segment's significant marketing efforts for ancillary fee products to the segment's credit cardholder customer base in the first quarter of 1996, in addition to the lack of any material credit card related income in the first quarter of 1995. Non-interest income also increased due to a 37.1% increase over the first quarter of 1995 in retail revenues from the sales of extended service plans to the Direct-to-the-Consumer Marketing Segment's customer base.

Total non-interest expenses for the first quarter of 1996 were $19.9 million compared to $4.1 million for the comparable period in the prior year. The growth in non-interest expenses primarily reflects the Company's expansion of its business development activities including substantial marketing costs incurred associated with credit card solicitations and ongoing credit card portfolio management projects such as account activation, customer retention, and overall customer service.

Asset Quality

The Financial Services Segment's delinquency and net loan charge-off rates at any time reflect, among other factors, the risk of the credit card loans, the average maturity of the segment's various credit card account portfolios, the success of the segment's collection and recovery efforts and general economic conditions. A credit card account is contractually delinquent if the minimum payment is not received by the specified date on the customer's statement. It is the segment's policy to continue to accrue interest and fee income on all credit card accounts, except for certain limited circumstances, until the account is charged-off. Net loan charge-offs include the principal amount (excluding accrued finance charges and fees) of losses from credit cardholders unwilling or unable to pay their loan balance, as well as bankrupt and deceased accounts, less current period recoveries. Losses from those accounts identified as fraudulent are excluded from this loss ratio and are included in non-interest expenses.

The managed 30 days or more past due delinquency rate was 3.80% at March 29, 1996 compared to 3.97% at December 29, 1995. The managed annualized net loan charge-off rate was 5.77% and 3.20% for the thirteen weeks ended March 29, 1996 and December 29, 1995, respectively. The decrease in delinquency compared to the prior quarter reflects improvement in the segment's collection efforts due to the successful internalization of all collection functions during the quarter from an outside third party. The increase in the annualized net loan charge-off rate, on the other hand, reflects the maturation of the segment's early 1995 credit card portfolios in addition to general increased bankruptcy rates which are currently being experienced by the industry. Net charge-offs are a lagging indicator of credit quality and portfolio risk and generally reflect prior delinquency trends. As industry loss and delinquency rates continue to experience negative trends, the segment is focusing its resources on its collection and post charge-off recovery efforts to minimize loan losses. In addition, the segment continues to price its products to maximize profitability for the risks inherent in marketing credit card accounts to the consumer segments in which it targets.


Reserve and provision for loan losses

The reserve for loan losses is maintained for on-balance sheet receivables and retained interests in receivables sold. For securitized receivables, anticipated losses and related recourse reserves over the life of the securitized receivables are reflected in the calculations of net securitization income. The credit card loan portfolio is regularly reviewed to determine an appropriate range for the reserve for possible loan losses from both the securitized assets in addition to the on-balance sheet receivables and retained interests based on the impact of economic conditions on the credit cardholders ability to repay, current and past collection experience, the current risk characteristics of the portfolio and other current factors or trends that may influence the loss rates on the portfolio. A provision is then charged to operations to maintain the reserve level within this range. Accordingly, the provision for loan losses for receivables on a managed basis totaled $15 million for the first quarter of 1996, down slightly from $15.2 million in the fourth quarter of 1995, due primarily to the reduction in delinquencies noted above, offset by the segment's desire to maintain a targeted level of reserve coverage for delinquent credit card loans. Total managed credit card loss reserves stood at 4.3% of total managed credit card receivables, or $28.9 million at March 29, 1996, up 26.2% from $22.9 million, or 4.22% of managed credit card receivables at December 29, 1995.

Liquidity and Capital Resources (Consolidated)

The Company funds its operations through internally generated funds, the sale of accounts receivable pursuant to the Fingerhut Master Trust and the Fingerhut Financial Services Master Trust, borrowings under the Revolving Credit Facility and issuance of long-term debt and common stock.

The proceeds received as of March 29, 1996 and December 29, 1995 from the sale of Fingerhut accounts receivable were $1.144 billion and $1.254 billion, respectively, compared with $1.010 billion as of March 31, 1995 and $1.096 billion as of December 30, 1994. Proceeds received from the sale of MasterCard receivables were $511.8 million as of March 29, 1996 and $445.3 million as of December 29, 1995. In April 1996, the Fingerhut Financial Services Master Trust issued Series 1996-1 certificates to third parties with a principal amount of $655.5 million, generating proceeds of $653.9 million of which $400.0 million was used to paydown asset-backed commercial paper issued under Series 1995-1. Remaining proceeds were utilized to pay down the outstanding revolving credit balance. The funding of the Series 1996-1 certificates and repayment of the asset-backed commercial paper issued under Series 1995-1 provides the Company with additional capacity to fund additional MasterCard receivables. The Series 1996-1 certificates enter into amortization periods beginning in August 1998.

The Revolving Credit Facility provides for aggregate commitments of $400.0 million, which includes the issuance of up to $200.0 million in letters of credit. The commitment expires in October 1999. As of March 29, 1996, the Company had an outstanding revolving credit balance of $209.0 million and outstanding letters of credit of $5.8 million. As of March 31, 1995, the Company had an outstanding revolving credit balance of $23.0 million and outstanding letters of credit of $5.8 million. Additional outstanding open letters of credit under a separate agreement aggregated $25.3 million and $30.7 million at March 29, 1996 and March 31, 1995, respectively.

The Company had an aggregate amount of fixed rate notes outstanding of $245.0 million as of March 29, 1996 and March 31, 1995. A total of $65.0 million of the notes mature in June 1996 and an additional $35.0 million mature in August 1996. The Company believes it will be able to refinance these notes prior to their maturity dates, or shortly thereafter, on acceptable terms. In addition, the Fingerhut Master Trust Series 1994-1 certificates enter into amortization periods beginning in December 1996. The Company believes the Fingerhut Master Trust will be able to issue a new series of certificates to replace the amortizing certificates.

The Company used $97.5 million of cash for operations during the 13-week period ended March 29, 1996, compared with $58.4 million for the related period in 1995. This net $39.1 million increase in cash used for operations resulted from increased working capital requirements as well as the $8.2 million decrease in net earnings. The most significant items affecting working capital were an increase in accounts receivable and decreases in accounts payable, inventory, and promotional material and other current assets. The change in customer accounts receivable from a $20.0 million source of cash in 1995 to a $27.7 million use of cash in 1996 resulted primarily from retained receivables associated with MasterCard accounts issued by the Company's subsidiary, Direct Merchants Bank. The decrease in accounts payable was due to a reduction in inventory purchases as well as lower promotional material levels. The above factors were partially offset by decreases in inventory and promotional material and other current assets. The change in inventory from a $16.3 million use of cash in 1995 to a $3.0 million source of cash in 1996 resulted primarily from a reduction in inventory purchases reflecting planned decreases in future sales, as a result of the Company's strategy to reduce mailings. The change in promotional material and other current assets from a $24.9 million use of cash in 1995 to a $4.6 million source of cash in 1996 was due to lower inventory levels as a result of the planned reduction in mailings.

The $76.9 million increase in net cash provided by financing activities was due primarily to a $71.0 million increase in net borrowings under the Revolving Credit Facility, as well as a $7.9 million decrease in common stock repurchases.

During 1994, the Company's Board of Directors authorized the repurchase of up to 2.5 million shares of the Company's common stock that may be made from time to time at prevailing prices in the open market or by block purchase and may be discontinued at any time. The purchases are made within certain restrictions relating to volume, price and timing in order to minimize the impact of the purchase on the market for the Company's common stock. No purchases were made during the current 13-week period. During the first quarter of 1995, the Company repurchased at prevailing market prices 214,100 shares of its common stock for an aggregate of $3.2 million. As of March 29, 1996 the Company has purchased an aggregate of 1,021,500 shares under the stock repurchase plan for $16.6 million. On April 18, 1996, the Company declared a cash dividend of $.04 per share, or an aggregate of $1.8 million, payable on May 20, 1996, to the shareholders of record as of the close of business on May 6, 1996.

In April 1996, the Company issued 24,916 shares of common stock under the Fingerhut Companies, Inc. Employee Stock Purchase Plan and 4,800 shares related to the exercise of employee stock options.

The Company believes it will have sufficient funds available to meet current and future commitments.

Forward Looking Statements

Fingerhut Companies, Inc. (the "Company"), or persons acting on behalf of the Company, or outside reviewers retained by the Company making statements on behalf of the Company, or underwriters, from time to time make, in writing or orally, "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995 (the "Act"). When used in conjunction with an identified forward-looking statement, this Cautionary Statement is for the purpose of qualifying for the "safe harbor" provisions of the Act and is intended to be a readily available written document that contains factors which could cause results to differ materially from such forward-looking statements. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement.

The following matters, among others, may have a material adverse effect on the business, financial condition, liquidity, results of operations or prospects, financial or otherwise, of the Company. Reference to this Cautionary Statement in the context of a forward-looking statement or statements shall be deemed to be a statement that any or more of the following factors may cause actual results to differ materially from those in such forward-looking statement or statements.

These forward looking statements involve risks and uncertainties, including but not limited to the following: interest rates may increase more than is currently anticipated; customer response rates may not continue to increase, or may decrease; additional reserves may be required for bad debts, returns and allowances; product margins may decrease; paper prices may not fall, or may increase; postage and shipping rates may increase; the collective bargaining agreement for union employees at the registrant's Tennessee facility may result in increased labor or benefits costs; the performance of the financial markets and the demand for and market acceptance of the Direct Merchants Credit Card Bank, National Association credit card and related financial products may deteriorate; changes in general economic conditions may affect consumer spending and payment practices.

Part II.  Other Information


Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits:

           10.c(ii) Series 1996-1 Supplement dated as of April 23, 1996.

           11       Computation of (Loss) Earnings per Share

           27       Financial Data Schedule

       (b) Reports on Form 8-K:

           The registrant filed a Current Report on Form 8-K on April 18, 1996 containing information under Item 5 with respect to forward looking statements under the Private Securities Litigation Reform Act of 1995.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           FINGERHUT COMPANIES, INC.



Date:  May 13, 1996        By: /s/ Peter G. Michielutti
                           Peter G. Michielutti
                           Chief Financial Officer
                           (Principal Financial Officer)



Date:  May 13, 1996        By: /s/ Thomas C. Vogt
                           Thomas C. Vogt
                           Corporate Controller
                           (Principal Accounting Officer)