Form 10-Q
period 1996-06-28
FINGERHUT COMPANIES INC
filed 1996-08-12
CIK 740126

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________

                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Fiscal Quarter Ended                                      1-8668
    June 28, 1996                                      Commission File Number

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

                Yes   X                      No _____

As of August 7, 1996, 46,492,489 shares of the Registrant's Common Stock, $.01 par value, were outstanding.



                         FINGERHUT COMPANIES, INC.

                                 FORM 10-Q

                               June 28, 1996


                             TABLE OF CONTENTS






Part I - Financial Information                                      Page

    Item 1. Financial Statements

             Consolidated Statements of Earnings (Unaudited) -
              thirteen weeks and twenty-six weeks ended
              June 28, 1996 and June 30, 1995........................ 3

             Consolidated Statements of Financial Position
              (Unaudited) - June 28, 1996, June 30, 1995 and
              December 29, 1995 ..................................... 4

             Consolidated Statements of Cash Flows (Unaudited) -
              twenty-six weeks ended June 28, 1996 and
              June 30, 1995.......................................... 5

             Condensed Notes to Consolidated Financial
              Statements (Unaudited)................................. 6

    Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition ..................... 9



Part II - Other Information

    Item 6.  Exhibits and Reports on Form 8-K ......................  22

    Signatures......................................................  23



                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
        (In thousands of dollars, except share and per share data)
                                (Unaudited)


                        Thirteen Weeks Ended       Twenty-Six Weeks Ended
                        June 28,      June 30,      June 28,       June 30,
                         1996          1995          1996            1995
Revenues:

  Net sales           $  368,381    $  408,698    $  703,226    $  773,813
  Finance income and
   other revenues         81,209        62,615       154,596       106,459
                         449,590       471,313       857,822       880,272

Costs and expenses:

  Product cost           190,470       205,676       359,832       384,006
  Administrative and
   selling expenses      171,119       176,571       334,714       327,476
  Provision for
   uncollectible accounts 61,261        56,307       117,607       103,173
  Discount on sale of
   accounts receivable    16,128        17,166        30,936        34,687
  Interest expense, net    7,248         6,622        14,585        12,385

                         446,226       462,342       857,674       861,727

Earnings before
 income taxes              3,364         8,971           148        18,545
Provision for income
 taxes                     1,219         3,177            54         6,567

Net earnings          $    2,145    $    5,794    $       94    $   11,978

Earnings per share    $      .04    $      .12    $      .00    $      .25

Dividends             $      .04    $      .04    $      .08    $      .08

Weighted average      48,820,545    48,186,409    48,703,782    48,321,429
 shares


  See accompanying Condensed Notes to Consolidated Financial Statements.



                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         (In thousands of dollars)
                                (Unaudited)

                                    June 28,      June 30,     December 29,
                                      1996           1995          1995
ASSETS

Current assets:
  Cash and cash equivalents         $   44,125    $   26,987    $   66,109
  Customer accounts receivable, net    426,591       376,924       464,176
  Inventories, net                     143,730       151,446       156,352
  Promotional material                  72,278        77,198        80,357
  Deferred income taxes                122,163       106,299       131,035
  Other                                 21,049        20,162        23,542
    Total current assets               829,936       759,016       921,571

Property and equipment, net            288,256       266,725       279,455
Excess of cost over fair value of
 net assets acquired, net               44,064        44,066        44,047
Customer lists, net                     11,201        12,397        11,201
Other assets                            24,716        26,146        24,803
                                    $1,198,173    $1,108,350    $1,281,077

LIABILITIES

Current liabilities:
  Accounts payable                  $  155,128    $  146,046    $  185,475
  Accrued payroll and employee benefits 21,062        22,396        39,872
  Other accrued liabilities             64,251        57,510        70,879
  Accrued unusual charges                1,333        10,105         2,458
  Revolving credit facility            201,000        85,000       115,000
  Current portion of long-term debt     35,099           201       100,099
  Current income taxes payable               -           852        42,380
    Total current liabilities          477,873       322,110       556,163

Long-term debt, less current portion   146,511       246,460       146,564
Deferred income taxes                   22,414        21,409        23,096
Other non-current liabilities            7,527         7,815         7,764
                                       654,325       597,794       733,587

STOCKHOLDERS' EQUITY

Preferred stock                              -             -             -
Common stock                               462           458           459
Additional paid-in capital             263,808       257,190       258,917
Unearned compensation                   (2,894)            -             -
Earnings reinvested                    282,472       252,908       288,114
  Total stockholders' equity           543,848       510,556       547,490
                                    $1,198,173    $1,108,350    $1,281,077


  See accompanying Condensed Notes to Consolidated Financial Statements.



                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of dollars)
                                (Unaudited)

                                                  Twenty-Six Weeks Ended
                                                   June 28,      June 30,
                                                    1996          1995

Cash flows from operating activities:
  Net earnings                                   $       94    $   11,978

  Adjustments to reconcile net earnings to net cash used by operating activities:

    Depreciation and amortization                    24,497        20,956
    Amortization of unearned compensation             1,896             -

    Change in operating assets and liabilities:
      Customer accounts receivable, net              37,585       (25,319)
      Inventories, net                               12,622         7,602
      Promotional material and other current assets  10,572       (15,151)
      Accounts payable                              (30,347)      (10,075)
      Accrued payroll and employee benefits         (18,810)      (17,495)
      Accrued liabilities                            (7,753)      (12,643)
      Current income taxes payable                  (43,751)      (40,337)
      Deferred and other income taxes                 9,802        10,103
      Other                                          (1,473)       (5,912)
Net cash used by operating activities                (5,066)      (76,293)

Cash flows from investing activities:
  Additions to property and equipment               (31,992)      (58,706)
Net cash used by investing activities               (31,992)      (58,706)

Cash flows from financing activities:
  Repayments of long-term debt                      (65,053)         (191)
  Revolving credit facility                          86,000        85,000
  Issuance of common stock                            1,255         3,317
  Repurchase of common stock                         (3,428)       (7,862)
  Cash dividends paid                                (3,700)       (3,660)
Net cash provided by financing activities            15,074        76,604
Net decrease in cash and cash equivalents           (21,984)      (58,395)
Cash and cash equivalents at beginning of period     66,109        85,382
Cash and cash equivalents at end of period       $   44,125    $   26,987

Supplemental noncash investing and financing activities:
  Tax benefit from exercise of non-qualified
   stock options                                 $      241    $    1,138
  Issuance of restricted stock                   $    4,790    $        -

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest       $   20,401    $   13,351
  Cash paid during the period for income taxes   $   34,140    $   36,853

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

     The consolidated financial statements as of June 28, 1996 and June 30, 1995, and for the thirteen and twenty-six weeks ended June 28, 1996 and June 30, 1995, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1995 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim period should not be considered indicative of the results to be expected for the entire year.

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

3.   Customer accounts receivable, net

     Customer accounts receivable, net of amounts sold, consisted of the following:

     (In thousands of dollars)       June 28,     June 30,    December 29,
                                       1996         1995         1995

     Customer installment
      receivables                   $  449,435   $  447,873   $  511,174
     Reserve for uncollectible
      accounts, net of anticipated
      recoveries                      (102,810)     (85,963)    (105,048)
     Reserve for returns
      and exchanges                    (10,627)     (12,140)     (13,442)
     Other reserves                    (18,449)     (16,748)     (20,192)
        Net collectible amount         317,549      333,022      372,492
     Unearned finance income           (21,706)     (18,523)     (24,885)
        Customer installment
         receivables, net           $  295,843   $  314,499   $  347,607

     Credit card and other
      receivables                      138,688       64,869      122,567
     Reserve for uncollectible
      accounts                          (5,303)      (2,263)      (5,300)
     Other reserves                     (2,637)        (181)        (698)
        Credit card and other
         receivables, net              130,748       62,425      116,569
     Total customer accounts
      receivable, net               $  426,591   $  376,924   $  464,176

4.   Stockholders' equity

     During the twenty-six week period ended June 28, 1996, 101,050 shares of common stock were issued related to the exercise of employee stock options and 53,642 shares of common stock were issued under the Fingerhut Companies, Inc. Employee Stock Purchase Plan. The Company also repurchased at prevailing market prices 249,800 shares of its common stock for an aggregate of $3.4 million. The total shares of common stock outstanding as of June 28, 1996 was 46,209,461.

     In February 1996, 368,746 shares of restricted stock were issued under the Fingerhut Companies, Inc. 1995 Long-Term Incentive and Stock Option Plan to certain key members of management. Twenty-five percent of the shares vested on March 31, 1996 and, subject to continued employment, 25% vests on March 31, 1997 with the remaining 50% vesting on August 31, 1998. The unearned portion of the awards is being amortized as compensation expense on a straight-line basis over the related vesting period. Compensation expense totaled $611,069 and $2,623,511 for the thirteen and twenty-six week periods ended June 28, 1996, respectively, which included tax assistance payments made by the Company with respect to the first 25% of the awards that vested.

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

6.   Dissolution of joint venture

     On June 5, 1996, the Company reached an agreement with Montgomery Ward & Co., Incorporated to withdraw as a partner in the Montgomery Ward Direct L.P. joint venture. In connection with this transaction, the Company recorded a pretax charge for the quarter of $.8 million.

7.   Subsequent events

     On July 18, 1996, the Company declared a cash dividend in the amount of $.04 per share, aggregating approximately $1.8 million, payable on August 16, 1996, to the shareholders of record as of the close of business on August 5, 1996.

     In July 1996, the Company issued 25,085 shares of common stock under the Fingerhut Companies, Inc. Employee Stock Purchase Plan and 4,450 shares related to the exercise of employee stock options. The Company also repurchased at prevailing market prices 61,000 shares of its common stock for an aggregate of $.8 million.

                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION
                    THIRTEEN AND TWENTY-SIX WEEKS ENDED
                      JUNE 28, 1996 AND JUNE 30, 1995

Results of Operations
                              Second Quarter

Direct-to-the-Consumer Marketing Segment
Net sales for the current 13-week period were $363.6 million compared to net sales of $404.7 million for the related period in 1995, a decrease of 10%. Fingerhut Corporation ("Fingerhut"), the segment's primary business, generated second quarter net sales of $356.8 million compared to $377.7 million in the same period in 1995, a decrease of 6%. Net sales from Fingerhut's new customer acquisition programs increased 1% to $77.8 million. The impact of reduced mailings was offset by higher sales per mailing and higher average order size. Net sales from Fingerhut's existing customer list declined 7% to $279.0 million primarily due to an approximately 20% planned reduction in mailings, partially offset by a higher average order size and higher sales per mailing.

Finance income and other revenues for the current 13-week period increased 1% to $54.8 million from $54.5 million in the comparable 1995 period. The slight increase (on a lower sales base) was primarily the result of the effect of lengthened payment plans.

Product cost for the current 13-week period was 52.0% of net sales, or $189.1 million, compared to 50.5% of net sales, or $204.4 million, during the comparable prior-year period. The increase as a percent of net sales was primarily due to margin reductions in the core catalog business, which began during the second half of fiscal year 1995, as a result of offering lower retail prices on selected products to improve the customer value package. In addition, margins were reduced due to a shift in sales mix to lower margin product categories.

Administrative and selling expenses for the current 13-week period were $148.2 million, or 40.8% of net sales, compared to $166.1 million, or 41.0% of net sales, in the comparable prior-year period. The higher sales per mailing on Fingerhut's core catalog business produced lower selling expenses as a percentage of net sales, which offset the impact of higher paper and depreciation costs, as well as an increase in compensation expense and customer allowances.

The provision for uncollectible accounts for the second quarter of 1996 was $62.9 million, or 17.3% of net sales, compared to $55.9 million, or 13.8% of net sales, for the same prior-year period. Provision rates for the current 13-week period were comparable to those applied in the fourth quarter of 1995. The Company continues to record provisions commensurate with the higher level of risk recognized during the latter part of the prior fiscal year. In addition, sales to new customers, which carry higher reserve requirements, represented a higher proportion of retail sales in the second quarter of 1996 versus the comparable prior-year period. Management believes that the reserves continue to be adequate to cover future estimated losses.

Discount on sale of accounts receivable for the 13-week period ended June 28, 1996 was $16.1 million compared to $17.2 million for the comparable period in 1995. The decrease resulted primarily from lower interest rates as a result of interest rate swap transactions the Company entered into in June and July 1995, as well as lower amortization expense due to the expiration of an interest rate cap agreement in December 1995. These decreases were partially offset by an increase in the amount of accounts receivable sold.

Net interest expense for the current 13-week period was $6.8 million compared to $6.4 million in the second quarter of 1995. The increase was primarily due to the higher utilization of the revolving credit agreement used to fund general corporate purposes.

The effective consolidated tax rate, which includes both the Direct-to-the-Consumer Marketing and Financial Services Segments, for the second quarter of 1996 was 36.2% compared with 35.4% in the comparable prior-year period.

As a result of the items discussed above, the Direct-to-the-Consumer Marketing Segment incurred a net loss for the 13-week period ended June 28, 1996 of $2.9 million, or $(.06) per share, compared to second quarter 1995 net earnings of $6.0 million, or $.12 per share.

Financial Services Segment

General
The Company's Financial Services Segment is a direct marketer and provider of consumer credit products, extended service plans and other fee-based products and services to moderate income consumers and to businesses that serve the moderate income consumer market. Currently, the segment operates three core business lines: 1) consumer credit products, which presently consists of credit card lending through various MasterCard credit card products issued by Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank"), 2) extended service plans (warranties) which includes sales of extended service plans to the Company's customers, and 3) other fee-based products and services which presently includes third-party insurance offerings, membership clubs, card registration and debt waiver programs.

The segment generates interest and other income through finance charges assessed on outstanding credit card loans, credit card fees, including annual membership, interchange income, and other revenues from sales of fee-based products and service to its customer base, in addition to revenues from the sales of extended service plans to the retail customers of the Direct-to-the-Consumer Marketing Segment. The segment's primary expenses are the costs of funding its assets, provisions for loan losses and operating expenses, including employee compensation, account solicitation and marketing expenses, and third party data processing and servicing expenses. The segment's profitability is affected by credit card account and loan growth, interest spreads on loans, credit card activity, warrantable product sales penetration for extended service plans sold to the Company's customers, credit quality (delinquencies and charge-offs), the level of solicitation and promotional (marketing) expenses, and servicing and other administrative costs.

The Financial Services Segment records its income on a calendar quarter basis, instead of under the Company's fiscal year basis. The difference between the Company's fiscal year and the segment's calendar basis reporting was not material to the consolidated financial statements of the Company for any of the periods reported. Consequently, period-end references for the Financial Services Segment reflects its calendar year versus the fiscal year of the Company.

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

Results of Operations
Net income for the three months ended June 30, 1996 was $5.0 million, or $.10 per share, compared to a loss of $.2 million, or $.00 per share, for the comparable prior-year period. The increase in net income was largely attributable to the growth in average managed credit card loans for the quarter from $84.7 million at June 30, 1995 to $872.6 million at June 30, 1996. In addition, the segment experienced a 25% increase in extended service plan revenues and a $10.6 million increase in other fee-based products and services revenues. These increases were partially offset by a $1.0 million increase in credit card account and other product solicitation and marketing expenses.
                                First Half

Direct-to-the-Consumer Marketing Segment
Net sales for the 26-week period ended June 28, 1996 were $693.6 million compared to $766.1 million for the corresponding period in 1995, a decrease of 9%. Fingerhut had first half net sales of $673.2 million compared to $700.6 million in the same period in 1995, a decrease of 4%. Net sales from Fingerhut's new customer acquisition programs increased 6% to $149.6 million. The impact of reduced mailings was more than offset by higher sales per mailing and higher average order size. Net sales from Fingerhut's existing customer list declined 7% to $523.6 million primarily due to a planned reduction in mailings, partially offset by a higher average order size and higher sales per mailing.

Finance income and other revenues for the first half of 1996 was $103.7 million compared to $98.0 million for the same period in 1995. The increase (on a lower sales base) was primarily due to the effect of lengthened payment plans.

Product cost for the 26-week period ended June 28, 1996 was 51.5% of net sales, or $357.2 million, compared to 49.8% of net sales, or $381.7 million, during the comparable prior-year period. The increase as a percent of net sales was primarily due to margin reductions, which began during the second half of fiscal year 1995, as a result of offering lower retail prices on selected products to improve the customer value package. In addition, margins were reduced due to a shift in sales mix to lower margin product categories.

Administrative and selling expenses for the first half of 1996 were $296.2 million, or 42.7% of net sales, compared to $314.1 million, or 41.0% of net sales, in the comparable prior-year period. The higher sales per mailing on Fingerhut's core catalog business produced lower selling expenses as a percentage of net sales, which partially offset the impact of higher paper and depreciation costs, as well as an increase in compensation expense and customer allowances.

The provision for uncollectible accounts for the first half of 1996 was $114.4 million, or 16.5% of net sales, compared to $102.8 million, or 13.4% of net sales, in the comparable prior-year period. Provision rates for the current 26-week period were comparable to those applied in the fourth quarter of 1995. The Company continues to record provisions commensurate with the higher level of risk recognized during the latter part of the prior fiscal year. The increase as a percent of net sales was also impacted by an increase in new customer acquisitions, which have higher reserve requirements.

Discount on sale of accounts receivable for the 26-week period ended June 28, 1996 was $30.9 million compared to $34.7 million for the comparable period in 1995. The decrease resulted primarily from the lower interest rates as a result of interest rate swap transactions the Company entered into in June and July 1995, as well as lower amortization expense due to the expiration of an interest rate cap agreement in December 1995. These decreases were partially offset by an increase in the amount of accounts receivable sold.

Net interest expense for the first half of 1996 was $12.9 million compared to $12.7 million in the comparable prior-year period. The increase was primarily due to the higher utilization of the revolving credit agreement used to fund general corporate purposes.

The effective consolidated tax rate, which includes both the Direct-to-the-Consumer Marketing and Financial Services Segments, for the first 26 weeks of 1996 was 36.5% compared with 35.4% in the first half of the prior-year.

As a result of the items discussed above, the Direct-to-the-Consumer Marketing Segment incurred a net loss for the 26-week period ended June 28, 1996 of $8.8 million, or $(.18) per share, compared to first half 1995 net earnings of $11.8 million, or $.25 per share.

Financial Services Segment
Net income for the six months ended June 30, 1996 was $8.9 million, or $.18 per share, compared to $.2 million, or $.00 per share, for the comparable prior-year period. The increase in net income was largely attributable to the continued growth in managed credit card loans through the first six months of 1996. At June 30, 1996, managed credit card loans outstanding had reached $1.068 billion from $190 million at June 30, 1995, an increase of $878 million. Extended service plan revenues for the first half of 1996 were $8.6 million, an increase of 29% over the comparable prior-year period. In addition, other fee-based products and services revenues increased by $10.6 million to $12.1 million over the $1.5 million recorded in the first six months of 1996. Increases in credit card account and other product solicitation and marketing expenses, third party customer service, and data processing services and communications expenses of $X.X, $X.X and $X.X, respectively, and increases in other operating expenses of $XX.X million over the comparable period in 1995, partially offset the gains noted above. These increased expenses primarily reflect the increase in marketing costs incurred in maintaining existing and establishing new customer relationships for the segment's products and services, and the increase in the cost of operations associated with the growth in the segment's businesses.

Managed Loan Portfolio Data and Analysis and Securitization

Securitizations affect the classification of revenues and expenses in the income statement, therefore, it is management's practice to review and analyze its financial performance on a "managed loan" portfolio basis as if the loans sold and securitized were still held in the loan portfolio, in addition to analyzing and reviewing its results of operations as reported under generally accepted accounting principles. Specifically, the effect of securitization is to remove credit card loans sold with limited recourse from the balance sheet and record a gain on sale for the difference between the carrying value of the loans and the adjusted sales proceeds. The adjusted sales proceeds are based on a present value estimate of future cash flows to be received over the life of the loans, net of certain funding and servicing costs. The resulting gain is reduced by establishing a reserve for estimated loan losses over the life of the related loans under the limited recourse provisions. As these estimates are influenced by factors outside of the segment's control, there is uncertainty inherent in these estimates, making it reasonably possible that these estimates could change in the near term.

During the "revolving period" of the securitization, changes in these estimates, and income generated by additional cash flows from new loans which are sold to the trust on a continual basis to replenish the investors' interest in the loans that have been repaid by the credit cardholders, are made as an adjustment to the previously recorded gain. Consequently, for securitized credit card loans, amounts that would have been recorded as interest income, interest expense, fee income and provision for loan losses are instead recorded as net securitization income. Net securitization income is included in the consolidated statements of earnings as "Finance income and other revenues."

The following table provides selected balance sheet and other information as of and for the quarters ended June 30, 1996, December 31, 1995, and June 30, 1995, on a managed basis, as well as a summary of the effects of credit card securitizations on selected line items of the Company's consolidated statements of earnings for the three months ended June 30, 1996 and 1995, and the three months ended March 31, 1996. Note that the Financial Services Segment did not have any credit card loans outstanding as of March 31, 1995, therefore, comparisons to the first quarter of 1995 are generally deemed not relevant.

Balance Sheet and Other Statistics
(In thousands of dollars, except percentages)

                                        Three months ended
                                6/30/96      12/31/95        6/30/95

Managed credit card loans     $1,068,018     $543,619        $190,069
Managed net interest margin
Managed net interest margin %
As a percentage of managed loans:
   Total loans 30 days or more
    delinquent                     3.37%         3.95%           0.17%
   Managed loan loss reserves      4.15%         4.09%           1.49%
Annualized net loan charge-
 offs as a percentage of average
 managed loans outstanding         5.33%         3.17%           0.00%

                                        Three months ended
                                6/30/96      3/31/96        12/31/95

Effects of credit card
 securitizations on:
   Finance income and other
    revenues
   Administrative and selling
    expenses
   Provision for uncollectible
    accounts                   (37,301)      ($21,841)      ($2,297)
   Interest expense, net

With respect to the above information on the effects of credit card securitizations, the above amounts represent the amounts on each respective line item of the Company's consolidated statements of earnings that would have been higher had the securitized loans remained on the balance sheet.

Managed Net Interest Margin and Interest Rate Sensitivity

Net interest margin on a managed basis was % and % for the six months ended June 30, 1996 and 1995, respectively, and XX.XX% and XX.XX% for the quarters ended June 30, 1996 and 1995, respectively. The Financial Services Segment has primarily utilized variable rate funding in its credit card securitization transactions and in its short-term borrowings, or has swapped fixed rates on such transactions back to a variable rate basis. Consequently, the net interest margin percentage has not varied materially between 1996 and 1995, for the periods reflected above, even though overall interest rates have declined during 1996 from their levels during the comparable periods in 1995.

Managed Non-Interest Income and Non-Interest Expenses

Total non-interest income for the Financial Services Segment for the second quarter of 1996 was $XX.X million, compared to $X.X million for the comparable prior-year period. Non-interest income for the first six months of 1996 was $XX.X million, compared to $X.X million in 1995. The primary reason for the large increase over the prior year was due to income generated from the growth in average managed loans, which grew from an average of $42.6 million for the six months ended June 30, 1995 ($84.7 million for the second quarter) to $741.2 million for the six months ended June 30, 1996 ($872.6 million average for the second quarter), and growth in income from extended service plan and other fee-based products and services revenues as previously noted.

Total non-interest expenses for the second quarter of 1996 were $XX.X million, compared to $X.X million for the comparable prior-year period. Non-interest expense for the first six months of 1996 was $XX.X million, compared to $X.X million in 1995. The growth in non-interest expenses primarily reflects the Company's expansion of its business development activities. Most notably, credit card account and other product solicitation and marketing expenses increased X% to $X.X million for the six months ended June 30, 1996. For the second quarter, these expenses increased XX% to $X.X million compared to the second quarter of 1995. These increases were the result of new credit card solicitation programs implemented during the first six months of 1996, with the objective of leveraging the knowledge gained in the Company's earlier credit card campaigns, and increasing the number of credit card accounts and loans outstanding. Additionally, increased solicitation costs were incurred in efforts to increase the penetration of extended service plans on warrantable products sold by Fingerhut.

Asset Quality

The Financial Services Segment's delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of the credit card loans, the average age of the segment's various credit card account portfolios, the success of the segment's collection and recovery efforts and general economic conditions.

The managed 30 days or more past due delinquency rate was 3.37% at June 30, 1996, compared to 0.17% at June 30, 1995, 3.95% at December 31, 1995,
and 3.78% at March 31, 1996. The segment believes the decrease in delinquency compared to the prior two quarters reflects a reduction in delinquency trends generally from its internalization of all collections functions during the first quarter of 1996. The managed annualized net loan charge-off rate was 5.33%, 5.75% and 3.17% for the quarters ended June 30, 1996, March 31, 1996, and December 31, 1995, respectively (the segment did not incur net loan charge-offs during the first six months ended June 30, 1995). The segment believes that this rate will continue to fluctuate but generally rise over the next twelve to eighteen months until the initial credit card account portfolios begin to pass their peak loss levels. Additionally, consistent with the credit card industry, the Company has recently experienced a rise in bankruptcy filings. This industry trend, if it continues at its present pace into the second half of 1996, could also lengthen the peak loss period before net charge-offs tend to stabilize with the overall maturation of the portfolio. The segment plans to continue to focus its resources on more stringent credit underwriting standards for new accounts in the second half of 1996, and further improve collection and post charge-off recovery efforts to minimize increased losses from these negative trends.

Allowance and provision for loan losses

The reserve for loan losses is maintained for on-balance sheet loans and retained interests in loans securitized. For securitized loans, anticipated losses and related recourse reserves are reflected in the calculations of net securitization income. Provisions for loan losses are made in amounts sufficient to maintain the allowance at a level estimated to be sufficient to absorb probable future losses of principal and earned interest, net of recoveries, inherent in the existing on-balance sheet loan portfolio. In evaluating the adequacy of the allowance for loan losses, the Company takes into consideration several factors including: historical charge-off and recovery activity by loan portfolio; recent delinquency and collection trends by loan portfolio; current economic conditions and the impact such conditions might have on borrowers' ability to repay; the risk characteristics of the portfolios and other factors that management believes to be appropriate. The provision for loan losses on a managed basis totaled $42.5 million for the first half of 1996 ($27.5 million in the second quarter), up from $2.8 million for the six months ended June 30, 1996 (all of which was incurred in the second quarter). Total managed credit card loan loss reserves stood at 4.15% of total managed credit card loans, or $44.3 million at June 30, 1996, up from $22.2 million, or 4.09% of managed credit card loans at December 29, 1995, and up from $2.8 million or 1.49% of managed loans at June 30, 1995.

Management believes that the allowance for loan losses on both an owned and a managed basis is adequate to cover anticipated losses in the loan portfolio under current conditions. However, there can be no assurance as to the future credit losses that may be incurred in connection with the Company's loan portfolio, nor can there be any assurance that the loan loss allowance that has been established by the Company will be sufficient to absorb such future loan losses. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as it deems appropriate and necessary given the circumstances.

Liquidity and Capital Resources (Consolidated)

The Company funds its operations through internally generated funds, the sale of accounts receivable pursuant to the Fingerhut Master Trust and the Fingerhut Financial Services Master Trust, borrowings under the Revolving Credit Facility and issuance of long-term debt and common stock.

The proceeds received as of June 28, 1996 and December 29, 1995 from the sale of Fingerhut accounts receivable were $1.092 billion and $1.254 billion, respectively, compared with $1.003 billion as of June 30, 1995 and $1.096 billion as of December 30, 1994. Net proceeds received from the sale of MasterCard receivables were $932.8 million as of June 28, 1996 and $445.3 million as of December 29, 1995, of which $16.1 million and $25.8 million, respectively, was deposited in an investor reserve account held by the trustee of the FFS Master Trust for the benefit of the Trust's certificateholders. Net proceeds received from the sale of MasterCard receivables were $136.9 million as of June 30, 1995, of which $8.4 million was deposited in an investor reserve account.

The Revolving Credit Facility provides for aggregate commitments of $400.0 million, which includes the issuance of up to $200.0 million in letters of credit. The commitment expires in October 1999. As of June 28, 1996, the Company had an outstanding revolving credit balance of $201.0 million and outstanding letters of credit of $5.2 million. As of June 30, 1995, the Company had an outstanding revolving credit balance of $85.0 million and outstanding letters of credit of $5.8 million. Additional outstanding open letters of credit under a separate agreement aggregated $37.3 million and $44.0 million at June 28, 1996 and June 30, 1995, respectively.

The Company had an aggregate amount of fixed rate notes outstanding of $180.0 million and $245.0 million as of June 28, 1996 and June 30, 1995, respectively. A total of $35.0 million of the notes mature in August 1996. The Company intends to refinance the maturing long-term debt in the second half of 1996. In addition, the Fingerhut Master Trust Series 1994-1 certificates enter into amortization periods beginning in December 1996. The Company believes the Fingerhut Master Trust will be able to issue a new series of certificates to replace the amortizing certificates.

The Company used $5.1 million of cash for operations during the 26-week period ended June 28, 1996, compared with $76.3 million for the related period in 1995. This net $71.2 million decrease in cash used for operations resulted from decreased working capital requirements, partially offset by the $11.9 million decrease in net earnings. The most significant items affecting working capital were decreases in customer accounts receivable, promotional material and other current assets, and accounts payable. The change in customer accounts receivable from a $25.3 million use of cash in 1995 to a $37.6 million source of cash in 1996 resulted primarily from the decrease in net sales due to the Company's strategy to reduce mailings. The change in promotional material and other current assets from a $15.2 million use of cash in 1995 to a $10.6 million source of cash in 1996 was due to lower inventory levels as a result of the planned reduction in mailings. The above factors were partially offset by a decrease in accounts payable, which was due to a reduction in inventory purchases as well as lower promotional material levels.

Net cash used by investing activities for the 26-week period ended June 28, 1996 was $32.0 million, compared to $58.7 million for the comparable period in 1995. The lower level of spending in 1996 was primarily due to a significant reduction in capital expenditures relating to the western distribution center in Spanish Fork, Utah, as well as the data and technology center in Plymouth, Minnesota, which opened in the second quarter of 1995.

The $61.5 million decrease in net cash provided by financing activities was due primarily to $65.0 million of fixed rate notes which matured in June 1996.

During 1994, the Company's Board of Directors authorized the repurchase of up to 2.5 million shares of the Company's common stock that may be made from time to time at prevailing prices in the open market or by block purchase and may be discontinued at any time. The purchases are made within certain restrictions relating to volume, price and timing in order to minimize the impact of the purchase on the market for the Company's common stock. No purchases were made during the first quarter ended March 29, 1996. During the second quarter of 1996, the Company repurchased at prevailing market prices 249,800 shares of its common stock for an aggregate of $3.4 million. Total purchases to date were 1,271,300 shares for an aggregate of $20.0 million.

On July __, 1996, the Company declared a cash dividend of $.04 per share, or an aggregate of $1.8 million, payable on August 16, 1996, to the shareholders of record as of the close of business on August 5, 1996.

In July 1996, the Company issued 25,085 shares of common stock under the Fingerhut Companies, Inc. Employee Stock Purchase Plan and 4,450 shares related to the exercise of employee stock options. The Company also repurchased at prevailing market prices 61,000 shares of its common stock for an aggregate of $.8 million.

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






                         FINGERHUT COMPANIES, INC.





Date: August 12, 1996      By:  /s/ Peter G. Michielutti
                           Peter G. Michielutti
                           Chief Financial Officer
                           (Principal Financial Officer)



Date: August 12, 1996      By:  /s/ Thomas C. Vogt
                           Thomas C. Vogt
                           Corporate Controller
                           (Principal Accounting Officer)