Form 10-Q/A
period 1996-06-28
FINGERHUT COMPANIES INC
filed 1996-08-12
CIK 740126

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

Financial Services Segment
Net income for the six months ended June 30, 1996 was $8.9 million, or $.18 per share, compared to $.2 million, or $.00 per share, for the comparable prior-year period. The increase in net income was largely attributable to the continued growth in managed credit card loans through the first six months of 1996. At June 30, 1996, managed credit card loans outstanding had reached $1.068 billion from $190 million at June 30, 1995, an increase of $878 million. Extended service plan revenues for the first half of 1996 were $8.6 million, an increase of 29% over the comparable prior-year period. In addition, other fee-based products and services revenues increased by $10.6 million to $12.1 million over the $1.5 million recorded in the first six months of 1996. Increases in credit card account and other product solicitation and marketing expenses, employee compensation, third party customer service, and data processing services and communications expenses of $7.1 million, $7.0 million, $3.4 million and $4.4 million, respectively, and increases in other operating expenses of $6.1 million over the comparable period in 1995, partially offset the gains noted above. These increased expenses primarily reflect the increase in marketing costs incurred in maintaining existing and establishing new customer relationships for the segment's products and services, and the increase in the cost of operations associated with the growth in the segment's businesses.

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

Balance Sheet and Other Statistics
(In thousands of dollars, except percentages)

                                        Three months ended
                                6/30/96      12/31/95        6/30/95

Managed credit card loans     $1,068,018     $543,619        $190,069
As a percentage of managed loans:
   Total loans 30 days or more
    delinquent                     3.37%         3.95%           0.17%
   Managed loan loss reserves      4.15%         4.09%           1.49%
Annualized net loan charge-
 offs as a percentage of average
 managed loans outstanding         5.33%         3.17%           0.00%

                                        Three months ended
                                6/30/96      3/31/96        12/31/95

Effects of credit card
 securitizations on:
   Finance income and other
    revenues                     $39,810      $18,875         $15,235
   Administrative and selling
    expenses                     ($1,907)     ($1,760)        ($1,703)
   Provision for uncollectible
    accounts                    ($27,037)    ($10,163)        ($8,787)
   Interest expense, net        ($10,866)     ($6,952)        ($4,745)

With respect to the above information on the effects of credit card securitizations, the above amounts represent the amounts on each respective line item of the Company's consolidated statements of earnings that would have been higher had the securitized loans remained on the balance sheet.

Interest Margin and Interest Rate Sensitivity

Net interest margin on a managed basis was 13.8% and 13.2% for the six months ended June 30, 1996 and 1995, respectively. The Financial Services Segment has primarily utilized variable rate funding in its credit card securitization transactions and in its short-term borrowings, or has swapped fixed rates on such transactions back to a variable rate basis. Consequently, the net interest margin percentage has not varied materially between 1996 and 1995, for the periods reflected above, even though overall interest rates have declined during 1996 from their levels during the comparable periods in 1995.

Managed Non-Interest Income and Non-Interest Expenses

Total non-interest income for the Financial Services Segment for the second quarter of 1996 was $27.9 million, compared to $12.1 million for the comparable prior-year period. Non-interest income for the first six months of 1996 was $53.2 million, compared to $16.1 million in 1995. The primary reason for the large increase over the prior year was due to income generated from the growth in average managed loans, which grew from an average of $42.6 million for the six months ended June 30, 1995 ($84.7 million for the second quarter) to $741.2 million for the six months ended June 30, 1996 ($872.6 million average for the second quarter), and growth in income from extended service plan and other fee-based products and services revenues as previously noted.

Total non-interest expenses for the second quarter of 1996 were $25.4 million, compared to $12.7 million for the comparable prior-year period. Non-interest expense for the first six months of 1996 was $44.4 million, compared to $16.4 million in 1995. The growth in non-interest expenses primarily reflects the Company's expansion of its business development activities. Most notably, credit card account and other product solicitation and marketing expenses increased 76.3% to $16.5 million for the six months ended June 30, 1996. For the second quarter, these expenses increased 14.7% to $8.9 million compared to the second quarter of 1995. These increases were the result of new credit card solicitation programs implemented during the first six months of 1996, with the objective of leveraging the knowledge gained in the Company's earlier credit card campaigns, and increasing the number of credit card accounts and loans outstanding. Additionally, increased solicitation costs were incurred in efforts to increase the penetration of extended service plans on warrantable products sold by Fingerhut.

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

On July 18, 1996, the Company declared a cash dividend of $.04 per share, or an aggregate of $1.8 million, payable on August 16, 1996, to the shareholders of record as of the close of business on August 5, 1996.

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