Form 10-Q
period 1996-09-27
FINGERHUT COMPANIES INC
filed 1996-11-12
CIK 740126

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________

                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Fiscal Quarter Ended                                      1-8668
    September 27, 1996                                 Commission File Number

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

                Yes   X                      No _____

As of November 7, 1996, 46,513,680 shares of the Registrant's Common Stock, $.01 par value, were outstanding.



                         FINGERHUT COMPANIES, INC.

                                 FORM 10-Q

                            September 27, 1996


                             TABLE OF CONTENTS






Part I - Financial Information                                      Page

    Item 1. Financial Statements

             Consolidated Statements of Earnings (Unaudited) -
              thirteen weeks and thirty-nine weeks ended
              September 27, 1996 and September 29, 1995.............. 3

             Consolidated Statements of Financial Position
              (Unaudited) - September 27, 1996, September 29, 1995
              and December 29, 1995.................................. 4

             Consolidated Statements of Cash Flows (Unaudited) -
              thirty-nine weeks ended September 27, 1996 and
              September 29, 1995 .................................... 5

             Condensed Notes to Consolidated Financial
              Statements (Unaudited)................................. 6

    Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition .................... 11



Part II - Other Information

    Item 6.  Exhibits and Reports on Form 8-K ...................... 21

    Signatures...................................................... 23


                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
        (In thousands of dollars, except share and per share data)
                                (Unaudited)


                        Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                       Sept. 27,     Sept. 29,     Sept. 27,      Sept. 29,
                         1996          1995          1996           1995
Revenues:

  Net sales           $  346,444    $  397,029    $1,034,832    $1,158,026
  Finance income and
   other revenues         95,433        72,503       250,029       178,962
                         441,877       469,532     1,284,861     1,336,988

Costs and expenses:

  Product cost           175,675       202,664       535,507       586,670
  Administrative and
   selling expenses      163,441       166,306       483,317       480,966
  Provision for
   uncollectible accounts 63,611        59,660       181,218       162,833
  Discount on sale of
   accounts receivable    18,586        21,162        49,522        55,849
  Interest expense, net    7,134         6,499        21,719        18,884

                         428,447       456,291     1,271,283     1,305,202

Earnings before
 income taxes             13,430        13,241        13,578        31,786
Provision for income
 taxes                     4,865         4,688         4,919        11,255

Net earnings          $    8,565    $    8,553    $    8,659    $   20,531

Earnings per share    $      .18    $      .18    $      .18    $      .42

Dividends             $      .04    $      .04    $      .12    $      .12

Weighted average      48,624,018    48,801,047    48,680,145    48,481,302
 shares


  See accompanying Condensed Notes to Consolidated Financial Statements.



                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         (In thousands of dollars)
                                (Unaudited)

                                   Sept. 27,     Sept. 29,     December 29,
                                      1996           1995          1995
ASSETS

Current assets:
  Cash and cash equivalents         $   42,580    $   63,369    $   66,109
  Customer accounts receivable, net    398,973       370,163       464,176
  Inventories, net                     210,017       203,850       156,352
  Promotional material                 102,944       117,022        80,357
  Deferred income taxes                128,465       105,632       131,035
  Other                                 16,865        19,352        23,542
    Total current assets               899,844       879,388       921,571

Property and equipment, net            286,326       277,724       279,455
Excess of cost over fair value of
 net assets acquired, net               43,845        44,954        44,047
Customer lists, net                     11,090        12,385        11,201
Other assets                            28,722        25,211        24,803
                                    $1,269,827    $1,239,662    $1,281,077

LIABILITIES

Current liabilities:
  Accounts payable                  $  198,756    $  223,056    $  185,475
  Accrued payroll and employee benefits 25,777        29,220        39,872
  Other accrued liabilities             61,091        52,950        70,879
  Accrued unusual charges                1,063         7,780         2,458
  Revolving credit facility            120,000       127,000       115,000
  Current portion of long-term debt         92       100,131       100,099
  Current income taxes payable          11,604             -        42,380
    Total current liabilities          418,383       540,137       556,163

Long-term debt, less current portion   271,518       146,460       146,564
Deferred income taxes                   21,965        26,023        23,096
Other non-current liabilities            7,594         8,483         7,764
                                       719,460       721,103       733,587

STOCKHOLDERS' EQUITY

Preferred stock                              -             -             -
Common stock                               462           459           459
Additional paid-in capital             263,751       258,474       258,917
Unearned compensation                   (2,381)            -             -
Earnings reinvested                    288,535       259,626       288,114
  Total stockholders' equity           550,367       518,559       547,490
                                    $1,269,827    $1,239,662    $1,281,077


  See accompanying Condensed Notes to Consolidated Financial Statements.


                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of dollars)
                                (Unaudited)

                                                  Thirty-nine Weeks Ended
                                                   Sept. 27,    Sept. 29,
                                                    1996          1995

Cash flows from operating activities:
  Net earnings                                   $    8,659    $   20,531

  Adjustments to reconcile net earnings to net cash used by operating activities:

    Depreciation and amortization                    37,431        32,785
    Amortization of unearned compensation             2,409             -

    Change in operating assets and liabilities:
      Customer accounts receivable, net              65,203       (18,558)
      Inventories, net                              (53,665)      (44,802)
      Promotional material and other current assets (15,910)      (54,165)
      Accounts payable                               13,281        66,935
      Accrued payroll and employee benefits         (14,095)      (10,671)
      Accrued liabilities                           (11,183)      (19,528)
      Current income taxes payable                  (30,494)      (41,028)
      Deferred and other income taxes                 1,439        15,384
      Other                                          (6,613)       (5,234)
Net cash used by operating activities                (3,538)      (58,351)

Cash flows from investing activities:
  Additions to property and equipment               (41,464)      (81,485)
Net cash used by investing activities               (41,464)      (81,485)

Cash flows from financing activities:
  Proceeds from long-term debt                      125,000             -
  Repayments of long-term debt                     (100,053)         (261)
  Revolving credit facility                           5,000       127,000
  Issuance of common stock                            1,609         4,441
  Repurchase of common stock                         (4,536)       (7,862)
  Cash dividends paid                                (5,547)       (5,495)
Net cash provided by financing activities            21,473       117,823
Net decrease in cash and cash equivalents           (23,529)      (22,013)
Cash and cash equivalents at beginning of period     66,109        85,382
Cash and cash equivalents at end of period       $   42,580    $   63,369

Supplemental noncash investing and financing activities:
  Tax benefit from exercise of non-qualified
   stock options                                 $      282    $    1,299
  Issuance of restricted stock                   $    4,790    $        -

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest       $   28,627    $   18,200
  Cash paid during the period for income taxes   $   34,162    $   36,981

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

     The consolidated financial statements as of September 27, 1996 and September 29, 1995 and for the thirteen and thirty-nine weeks ended September 27, 1996 and September 29, 1995, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1995 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim period should not be considered indicative of the results to be expected for the entire year.

2.   Reclassifications

     Customer allowances, which were previously classified as "Administrative and selling expenses," have been reclassified to "Net sales". These amounts totaled $7.0 million and $9.2 million for the thirteen weeks ended September 27, 1996 and September 29, 1995, respectively, and $21.8 million and $22.0 million for the respective thirty-nine week periods. All prior-period financial information has been reclassified to conform with this year's presentation which had no effect on net earnings.

3.   Earnings per share

     Earnings per share was computed by dividing net earnings by the weighted average shares of common stock and common stock equivalents outstanding during the periods. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock was calculated using the treasury stock method.

4.   Customer accounts receivable, net

     Customer accounts receivable, net of amounts sold, consisted of the following:

     (In thousands of dollars)       Sept. 27,     Sept. 29,  December 29,
                                       1996          1995         1995
     Customer installment
      receivables                   $  422,829  $   449,066   $  511,174
     Reserve for uncollectible
      accounts, net of anticipated
      recoveries                       (98,656)     (88,138)    (106,669)
     Reserve for returns
      and exchanges                    (10,691)     (14,511)     (13,442)
     Other reserves                    (17,315)     (17,333)     (18,571)
        Net collectible amount         296,167      329,084      372,492
     Unearned finance income           (20,328)     (20,118)     (24,885)
        Customer installment
         receivables, net              275,839      308,966      347,607

     Credit card and other
      receivables, net                 134,282       64,324      122,567
     Reserve for uncollectible
      accounts                          (8,540)      (1,486)      (3,679)
     Other reserves                     (2,608)      (1,641)      (2,319)
        Credit card and other
         receivables, net              123,134       61,197      116,569
     Total customer accounts
      receivable, net               $  398,973   $  370,163   $  464,176

     Credit card and other receivables, net consist primarily of credit card loans held for securitization, retained interests in securitized loans, unbilled interest and fees, and other amounts due from or to the trust as a result of securitizations. These amounts include interest-bearing deposits, which constitute amounts subject to liens by the certificateholders of the individual securitizations and amounts deposited in an investor reserve account held by the trustee for the benefit of the trust's certificateholders. In addition, these amounts include the excess servicing asset, which represents the net gain recorded at any point in time for loans sold under the asset securitizations, net of recourse reserves for securitized loans.

     Certain reclassifications were made to the the prior-period credit card reserves to conform with the current year's presentation, however, these reclassifications had no effect on total reserves or receivables.

5.   Stockholders' equity

     During the thirty-nine week period ended September 27, 1996, 107,700 shares of common stock were issued related to the exercise of employee stock options and 78,727 shares of common stock were issued under the Fingerhut Companies, Inc. Employee Stock Purchase Plan.
     The Company also repurchased at prevailing market prices 330,800 shares of its common stock for an aggregate of $4.5 million. The total shares of common stock outstanding as of September 27, 1996 was 46,160,196.

     In February 1996, 368,746 shares of restricted stock were issued under the Fingerhut Companies, Inc. 1995 Long-Term Incentive and Stock Option Plan to certain key members of management. Twenty-five percent of the shares vested on March 31, 1996 and, subject to continued employment, 25% vests on March 31, 1997 with the remaining 50% vesting on August 31, 1998. The unearned portion of the awards is being amortized as compensation expense on a straight-line basis over the related vesting period. Compensation expense totaled $.5 million and $3.1 million for the thirteen and thirty-nine week periods ended September 27, 1996, respectively, which included tax assistance payments made by the Company with respect to the first 25% of the awards that vested.

6.   Executive retirement plan

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

7.   Dissolution of joint venture

     On June 5, 1996, the Company reached an agreement with Montgomery Ward & Co., Incorporated to withdraw as a partner in the Montgomery Ward Direct L.P. joint venture. In connection with this transaction, the Company recorded a pretax charge of $.8 million.

8.   Financing Arrangements

     On September 16, 1996, the Company restructured its bank credit facilities. The Company's existing revolving credit facility was amended and restated to, among other things, reduce the aggregate commitments for revolving borrowings and letters of credit from $400 million to $200 million (the "Amended Revolving Credit Facility"). The Amended Revolving Credit Facility will continue to be guaranteed by subsidiaries of the Company and will terminate in September 2001.

     On September 16, 1996, Metris Companies Inc. ("Metris"), an indirect wholly owned subsidiary of the Company, entered into a revolving credit facility with the same group of lenders as in the Amended Revolving Credit Facility. Metris' facility (the "Metris Revolving Credit Facility") provides for aggregate commitments of $300 million and is to be used by Metris for working capital and other general corporate purposes. Metris' obligations under the Metris Revolving Credit Facility are secured by a pledge of the capital stock of all of Metris' subsidiaries except Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank"). In addition, the Metris Revolving Credit Facility is guaranteed by Fingerhut Companies, Inc., Fingerhut Corporation, and all other subsidiaries that guarantee the Amended Revolving Credit Facility. The Metris Revolving Credit Facility will terminate in September 2001.

     On September 27, 1996, Fingerhut closed the private placement of $125 million of three-year Senior Notes. The Senior Notes contain a 7.375% interest rate and mature in September 1999. The net proceeds from the sale of the Notes were used to reduce short-term indebtedness of the Company incurred under its Amended Revolving Credit Facility. In connection with the sale of the Senior Notes, the Company entered into a registration rights agreement pursuant to which it agreed to file a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the privately placed Senior Notes for senior notes of the Company with substantially identical terms (the "Exchange Notes").

9.   Subsequent events

     On October 17, 1996, the Company declared a cash dividend in the amount of $.04 per share, aggregating approximately $1.8 million, payable on November 15, 1996, to the shareholders of record as of the close of business on November 4, 1996.

     In October 1996, the Company issued 21,414 shares of common stock under the Fingerhut Companies, Inc. Employee Stock Purchase Plan and 2,000 shares related to the exercise of employee stock options.

     On October 25, 1996, Metris completed an initial public offering of 3,258,333 shares of its common shares at $16 a share. The transaction reduced the Company's ownership interest to approximately 83%. Metris realized net cash proceeds of approximately $47.7 million from the sale of shares, after underwriting discounts and commissions and estimated expenses of the offering.

     On November 4, 1996, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission with respect to the Exchange Notes referred to in Note 8. The amount, interest rate and maturity date of the Exchange Notes will be identical to the privately placed Senior Notes. The privately placed Senior Notes that are tendered in exchange for the Exchange Notes will be cancelled.




                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                            FINANCIAL CONDITION
                   THIRTEEN AND THIRTY-NINE WEEKS ENDED
                 SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995


                 DIRECT-TO-THE-CONSUMER MARKETING SEGMENT
                          STATEMENT OF OPERATIONS
        (In thousands of dollars, except share and per share data)
                                (Unaudited)


                        Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                       Sept. 27,     Sept. 29,     Sept. 27,      Sept. 29,
                         1996          1995          1996           1995
Revenues:

  Net sales           $  344,979    $  392,910    $1,024,998    $1,146,317
  Finance income and
   other revenues         58,265        59,227       160,139       157,582
                         403,244       452,137     1,185,137     1,303,899

Costs and expenses:

  Product cost           174,815       202,119       533,250       583,887
  Administrative and
   selling expenses      141,005       157,947       422,469       459,558
  Provision for
   uncollectible accounts 58,228        58,550       170,662       161,189
  Discount on sale of
   accounts receivable    18,586        21,162        49,522        55,849
  Interest expense, net    6,614         5,698        19,552        18,349

                         399,248       445,476     1,195,455     1,278,832

Earnings (loss) before
 income taxes              3,996         6,661       (10,318)       25,067
Provision for income
 taxes                     1,233         2,155        (4,281)        8,668

Net earnings (loss)   $    2,763    $    4,506    $   (6,037)   $   16,399




Results of Operations
                               Third Quarter

Direct-to-the-Consumer Marketing Segment
Net sales for the current 13-week period were $345.0 million compared to net sales of $392.9 million for the related period in 1995, a decrease of 12%. Fingerhut Corporation ("Fingerhut"), the Company's core business in this segment, generated third quarter net sales of $338.9 million compared to $379.5 million in the same period in 1995, a decrease of 11%. Net sales from Fingerhut's new customer acquisition programs decreased 36% to $44.3 million. The decrease was the result of the Company's strategy to shift mailings into the fourth quarter. This enables Fingerhut to leverage off the peak mail order season, which typically produces enhanced response rates. Net sales from Fingerhut's existing customer list declined 5% to $294.6 million primarily due to the planned reduction in mailings to improve advertising productivity. The decrease was partially offset by a higher average order size as well as a 7% increase in sales per mailing during the quarter.

Finance income and other revenues for the current 13-week period decreased 2% to $58.3 million from $59.2 million in the comparable 1995 period. The slight decrease was due primarily to the decline in net sales as a result of the Company's strategy to reduce mailings, which was partially offset by the effect of lengthened payment plans.

Product cost for the current 13-week period was 50.7% of net sales, or $174.8 million, compared to 51.4% of net sales, or $202.1 million, during the comparable prior-year period. The decrease as a percent of net sales was primarily due to reduced refurbishing costs associated with lower returns. This decrease as a percent of net sales was partially offset by the impact of margin reductions in the core catalog business.

Administrative and selling expenses for the current 13-week period were $141.0 million, or 40.9% of net sales, compared to $157.9 million, or 40.2% of net sales, in the comparable prior-year period. The higher expense ratio was primarily driven by the startup of two phone centers in Tampa, Florida, which occurred during the current 13-week period, as well as planned increases in depreciation costs.

The provision for uncollectible accounts for the third quarter of 1996 was $58.2 million, or 16.9% of net sales, compared to $58.4 million, or 14.9% of net sales, for the same prior-year period. The increase in the provision as a percent of net sales was primarily due to the higher delinquency levels experienced on both new customer and existing customer receivables. During the third quarter, the impact of a systems error was discovered which had caused the suspension of collection activities on approximately 600,000 accounts which contributed to higher delinquency levels. In addition, the ramp up of a new collections center during the quarter may have reduced the overall effectiveness of collection efforts. While management has responded with aggressive collection efforts to minimize bad debt exposure, should the higher delinquency levels persist, additional provisions for uncollectible accounts, which could be material, will be required.

Discount on sale of accounts receivable for the 13-week period ended September 27, 1996 was $18.6 million compared to $21.2 million for the comparable period in 1995. The decrease resulted primarily from lower amortization expense due to the expiration of an interest rate cap agreement in December 1995.

Net interest expense for the current 13-week period was $6.6 million compared to $5.7 million in the third quarter of 1995. The increase was primarily due to the higher utilization of the revolving credit agreement used to fund general corporate purposes.

The effective consolidated tax rate, which includes both the Direct-to-the-Consumer Marketing and Financial Services Segments, for the third quarter of 1996 was 36.2% compared with 35.4% in the comparable prior-year period.

As a result of the items discussed above, the Direct-to-the-Consumer Marketing Segment generated net income for the 13-week period ended September 27, 1996 of $2.8 million, or $.06 per share, compared to third quarter 1995 net earnings of $4.5 million, or $.10 per share.

Financial Services Segment (Metris Companies Inc.)

Metris Companies Inc. ("Metris") is an information-based direct marketer of consumer credit products, extended service plans and fee-based products and services to moderate income consumers. Currently, the segment operates three core business lines: (1) consumer credit products, which presently consist of credit card lending through various MasterCard credit card products issued by Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank"), (2) sales of extended service plans to the Company's customers, and (3) fee-based products and services, which presently include third-party insurance, card registration, debt waiver programs and membership clubs.

The segment generates interest and other income through finance charges assessed on outstanding credit card loans, credit card fees, including annual membership, interchange income, and other revenues from sales of fee-based products and services to its customer base, in addition to revenues from the sales of extended service plans to the Company's customers. The segment's profitability is affected by credit card account and loan growth, interest spreads on loans, credit card activity, mix of warrantable product sales and demand for extended service plans, credit quality (delinquencies and chargeoffs), the level of solicitation and promotional (marketing) expenses, and servicing and other administrative costs.

Metris records its income on a calendar quarter basis instead of under the Company's fiscal quarter basis. The difference between the Company's fiscal basis and the segment's calendar basis reporting was not material to the consolidated financial statements of the Company for any of the periods reported. Consequently, period-end references for Metris reflect its calendar basis versus the fiscal basis of the Company.

Net income for the three months ended September 30, 1996 was $5.8 million, or $.12 per share, compared to net income of $4.0 million, or $.08 per share, for the comparable prior-year period. The increase in net income is a result of an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses. These increases were largely attributable to the growth in average managed loans from $248.6 million for the quarter ended September 30, 1995 to $1.2 billion for the current quarter ended September 30, 1996.

                          Thirty-Nine Week Period

Direct-to-the-Consumer Marketing Segment

Net sales for the 39-week period ended September 27, 1996 were $1.025 billion compared to $1.146 billion for the corresponding period in 1995, a decrease of 11%. Fingerhut had year-to-date net sales of $997.3 million compared to $1.069 billion in the same period in 1995, a decrease of 7%. Net sales from Fingerhut's new customer acquisition programs decreased 8% to $190.3 million. Net sales from Fingerhut's existing customer list declined 6% to $807.0 million. Both decreases were primarily due to a planned reduction in mailings, partially offset by higher average order sizes and higher sales per mailing.

Finance income and other revenues year-to-date was $160.1 million compared to $157.6 million for the same period in 1995. The increase (on a lower sales base) was primarily due to the effect of lengthened payment plans.

Product cost for the 39-week period ended September 27, 1996 was 52.0% of net sales, or $533.3 million, compared to 50.9% of net sales, or $583.9 million, during the comparable prior-year period. The increase as a percent of net sales was primarily due to margin reductions, which began during the second half of fiscal year 1995, as a result of offering lower retail prices on selected products to improve the customer value package. In addition, margins were reduced due to a shift in sales mix to lower margin product categories.

Administrative and selling expenses year-to-date were $422.5 million, or 41.2% of net sales, compared to $459.6 million, or 40.1% of net sales, in the comparable prior-year period. The increase as a percent of net sales was primarily due to the impact of higher depreciation costs as well as the third quarter startup of two phone centers in Tampa, Florida. These increases were partially offset by lower selling expenses (as a percentage of net sales) as a result of higher sales per mailing on Fingerhut's core catalog business.

The provision for uncollectible accounts year-to-date was $170.7 million, or 16.7% of net sales, compared to $161.2 million, or 14.1% of net sales, in the comparable prior-year period. The increase in the provision as a percent of net sales was primarily due to the higher delinquency levels experienced on both new customer and existing customer receivables.
During the third quarter, the impact of a systems error was discovered which had caused the suspension of collection activities on approximately 600,000 accounts which contributed to higher delinquency levels. In addition, the ramp up of a new collections center during the quarter may have reduced the overall effectiveness of collection efforts. While management has responded with aggressive collection efforts to minimize bad debt exposure, should the higher delinquency levels persist, additional provisions for uncollectible accounts, which could be material, will be required.

Discount on sale of accounts receivable for the 39-week period ended September 27, 1996 was $49.5 million compared to $55.8 million for the comparable period in 1995. The decrease resulted primarily from the lower interest rates as a result of interest rate swap transactions the Company entered into in June and July 1995. Lower amortization expense also contributed to the decrease due to the expiration of an interest rate cap agreement in December 1995.

Net interest expense year-to-date was $19.6 million compared to $18.3 million in the comparable prior-year period. The increase was primarily due to the higher utilization of the revolving credit agreement used to fund general corporate purposes.

The effective consolidated tax rate, which includes both the Direct-to-the-Consumer Marketing and Financial Services Segments, for the first 39 weeks of 1996 was 36.2% compared with 35.4% in the prior year.

As a result of the items discussed above, the Direct-to-the-Consumer Marketing Segment incurred a net loss for the 39-week period ended September 27, 1996 of $6.0 million, or $(.12) per share, compared to year-to-date 1995 net earnings of $16.4 million, or $.33 per share.

Financial Services Segment

Net income for the nine months ended September 30, 1996, was $14.7 million, or $.30 per share, compared to $4.1 million, or $.09 per share, for the comparable period in the prior-year. The increase in net income was largely attributable to the growth in average managed loans from $112 million for the nine month period ended September 30, 1995 to $890 million for the nine month period ended September 30, 1996. In addition, other fee-based product revenues increased to $20.5 million over the $3.8 million recorded for the comparable prior-year period.

Liquidity and Capital Resources (Consolidated)

The Company funds its operations through internally generated funds, the sale of accounts receivable pursuant to the Fingerhut Master Trust and the Metris Master Trust (formerly known as the Fingerhut Financial Services Master Trust), borrowings under the Revolving Credit Facilities and issuance of long-term debt and common stock.

The cumulative proceeds from the sale of Fingerhut accounts receivable were $1.092 billion and $1.254 billion for the periods ending September 27, 1996 and December 29, 1995, respectively. This compared to $1.034 billion and $1.096 billion for the periods ending September 29, 1995 and December 30, 1994. Net cumulative proceeds received from the sale of MasterCard receivables were $1.120 billion for the period ending September 30, 1996 and $445.3 million for the period ending December 31, 1995, of which $10.7 million and $25.8 million, respectively, was deposited in an investor reserve account held by the trustee of the Metris Master Trust for the benefit of the Trust's certificateholders. Net proceeds received from the sale of MasterCard receivables were $249.7 million as of September 30, 1995, of which $14.4 million was deposited in an investor reserve account.

The Revolving Credit Facilities were amended in September 1996 to increase the aggregate commitments to $500.0 million, of which $200 million represents Fingerhut's credit facility and $300 million represents Metris' credit facility, which is guaranteed by Fingerhut Companies, Inc. and Fingerhut Corporation. The expiration dates of these facilities were extended to September 2001. As of September 27, 1996, the Company had outstanding revolving credit balances of $120.0 million and outstanding letters of credit of $5.9 million. As of September 29, 1995, the Company had an outstanding revolving credit balance of $127.0 million and outstanding letters of credit of $4.6 million. Additional outstanding open letters of credit under a separate agreement aggregated $37.6 million and $52.2 million at September 27, 1996 and September 29, 1995, respectively.

In September 1996, Fingerhut sold $125 million of three-year notes via a private placement in order to refinance maturing existing long-term debt. As a result of this financing, the Company had an aggregate amount of fixed rate notes outstanding of $270.0 million as of September 27, 1996. This compared to aggregate fixed rate notes outstanding of $245.0 million as of September 29, 1995. In addition, the Fingerhut Master Trust Series 1994-1 certificates enter into amortization periods, during which collections on the securitized receivables will be used to pay down the principal portion of the underlying certificates, beginning in December 1996. The Company believes the Fingerhut Master Trust will be able to issue a new series of certificates to replace the amortizing certificates.

The Company used $3.5 million of cash for operations during the 39-week period ended September 27, 1996, compared with $58.4 million for the related period in 1995. This net $54.9 million decrease in cash used for operations resulted from decreased working capital requirements, partially offset by the $11.9 million decrease in net earnings. The most significant items affecting working capital were changes in customer accounts receivable, promotional material and other current assets, and accounts payable. The change in customer accounts receivable from a $18.6 million use of cash in 1995 to a $65.2 million source of cash in 1996 resulted primarily from the decrease in net sales due to the Company's strategy to reduce mailings. The $38.3 million decrease in use of cash for promotional material and other current assets was due to lower inventory levels as a result of the planned reduction in mailings. The above factors were partially offset by the change in accounts payable from a $66.9 million source of cash in 1995 to a $13.3 million source of cash in 1996, which was due to a reduction in inventory purchases as well as lower promotional material levels.

Net cash used by investing activities for the 39-week period ended September 27, 1996 was $41.5 million, compared to $81.5 million for the comparable period in 1995. The lower level of spending in 1996 was primarily due to a significant reduction in capital expenditures relating to the western distribution center in Spanish Fork, Utah, as well as the data and technology center in Plymouth, Minnesota, which opened in the second quarter of 1995.

During 1994, the Company's Board of Directors authorized the repurchase of up to 2.5 million shares of the Company's common stock that may be made from time to time at prevailing prices in the open market or by block purchase and may be discontinued at any time. The purchases are made within certain restrictions relating to volume, price and timing in order to minimize the impact of the purchase on the market for the Company's common stock. No purchases were made during the first quarter ended March 29, 1996. During the second quarter of 1996, the Company repurchased at prevailing market prices 249,800 shares of its common stock for an aggregate of $3.4 million. During the current 13-week period, the Company repurchased 81,000 shares for an aggregate of $1.1 million. Total purchases to date under this plan were 1,352,300 shares for an aggregate of $21.1 million.

On October 17, 1996, the Company declared a cash dividend of $.04 per share, or an aggregate of $1.8 million, payable on November 15, 1996, to the shareholders of record as of the close of business on November 4, 1996.

In October 1996, the Company issued 21,414 shares of common stock under the Fingerhut Companies, Inc. Employee Stock Purchase Plan and 2,000 shares related to the exercise of employee stock options.

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

The following factors, among others, may materially affect the business, financial condition, liquidity, results of operations or prospects, financial or otherwise, of the Company: seasonal variations in demand generally associated with the direct marketing and retail industries; increases in postal and paper costs; dependence on the securitization of the Company's subsidiaries' accounts receivable and credit card loans to fund operations; economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation; risks associated with unsecured credit transactions; interest rate risks; state and federal laws and regulations related to advertising, time payment pricing, offering and extending credit, charging and collecting state sales and use taxes and product safety; risks of doing business with foreign suppliers; and the highly fragmented and competitive industry in which the Company operates. Each of these factors is more fully discussed in Exhibit 99 to this Form 10-Q. Reference to this Cautionary Statement or Exhibit 99 in the context of a forward-looking statement or statements shall be deemed to be a statement that any or more of these factors may cause actual results to differ materially from those anticipated in such forward-looking statement or statements.



                        Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits:
               10.c(i) Amended and Restated Series 1995-1 Supplement dated as of September 16, 1996, to the Pooling and Servicing Agreement dated as of May 26, 1995 among Metris Receivables, Inc. (formerly Fingerhut Financial Services Receivables, Inc.), as Transferor, Direct Merchants Credit Card Bank, National Association, as Servicer and The Bank of New York (Delaware), as Trustee (the "Metris Pooling and Servicing Agreement")(Incorporated by reference to
                           Exhibit 10.a(i) to Metris Companies Inc.'s
                           Registration Statement on Form S-1 (No. 333-
                           10831).

               10.c(ii) Series 1996-1 Supplement dated as of April 23, 1996, to the Metris Pooling and Servicing Agreement (Incorporated by reference to
                           Exhibit 10.a(ii) to Metris Companies Inc.'s
                           Registration Statement on Form S-1 (No. 333-
                           10831).

               10.c(iii)   Amendment No. 1 dated as of June 10, 1996, to
                           the Metris Pooling and Servicing Agreement
                           (Incorporated by reference to Exhibit
                           10.a(iii) to Metris Companies Inc.'s
                           Registration Statement on Form S-1 (No. 333-
                           10831).

               10.a(iv) Amendment No. 2 dated as of September 16, 1996, to the Metris Pooling and Servicing Agreement (Incorporated by reference to
                           Exhibit 10.a(iv) to Metris Companies Inc.'s
                           Registration Statement on Form S-1 (No. 333-
                           10831).

               10.n Amended and Restated Revolving Credit and Letter of Credit Facility Agreement dated as of September 16, 1996, among Fingerhut Companies, Inc., the Guarantor party thereto, the Lenders party thereto, the Issuing Banks party thereto, and The Chase Manhattan Bank, as Administrative Agent.

               10.o(iv) Fifth Amendment dated as of August 14, 1996, to the Purchase Agreement dated as of January 14, 1991, relating to the Registrant's 10.12% Senior Notes, due December 30, 1997.

               10.p Revolving Credit and Letter of Credit Facility Agreement dated as of September 16, 1996, among Metris Companies Inc., the Lenders party thereto, the Issuing Banks party thereto, and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.s to Metris Companies Inc.'s Registration Statement on Form S-1 (No. 333-10831).

               10.s(iii)   Fourth Amendment dated as of August 14, 1996,
                           to the Purchase Agreement dated as of June 15, 1992 relating to the Registrant's 8.92% Senior
                           Unsecured Notes.

                11          Computation of Earnings per Share

                27          Financial Data Schedule

                99         Cautionary Statement Regarding Forward
                           Looking Statements

         (b)    Reports on Form 8-K:

                None





                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         FINGERHUT COMPANIES, INC.



Date: November 11, 1996    By:
                           /s/ Peter G. Michielutti
                           Peter G. Michielutti
                           Chief Financial Officer
                           (Principal Financial Officer)



Date: November 11, 1996    By:
                           /s/ John C. Manning
                           John C. Manning
                           Vice President, Finance



Date: November 11, 1996    By:
                           /s/ Thomas C. Vogt
                           Thomas C. Vogt
                           Corporate Controller
                           (Principal Accounting Officer)