Form 10-K405
period 1996-12-27
FINGERHUT COMPANIES INC
filed 1997-03-27
CIK 740126

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                      ____________________

                            FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended                1-8668
       December 27, 1996            Commission file number
                      ____________________

                    FINGERHUT COMPANIES, INC.
     (Exact name of registrant as specified in its charter)

           Minnesota                      41-1396490
   (State of Incorporation)     (I.R.S. Employer Identification
                                             No.)

          4400 Baker Road, Minnetonka, Minnesota 55343
            (Address of principal executive offices)

                         (612) 932-3100
      (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act:

                                   Name of each exchange on
      Title of each class                  which registered
      -------------------        -----------------------------
 Common Stock, $.01 Par Value    New York Stock Exchange, Inc.

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 21, 1997, 46,188,013 shares of the Registrant's Common Stock were outstanding and the aggregate market value of Common Stock held by non-affiliates of the Registrant on that date was approximately $646,012,236 based upon the New York Stock Exchange closing price on March 21, 1997.

               DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Annual Report to Shareholders for the fiscal year ended December 27, 1996, are incorporated by reference in Parts II and IV.

Certain portions of the Proxy Statement for the Annual Meeting of Shareholders of Fingerhut Companies, Inc. to be held on May 13,
1997, which will be filed with the Securities and Exchange
Commission within 120 days after December 27, 1996, are incorporated by reference in Part III.

                        TABLE OF CONTENTS


PART I
                                                        Page

Item 1.  Business                                         3

Item 2.  Properties                                      17

Item 3.  Legal Proceedings                               17

Item 4.  Submission of Matters to a Vote of
         Security Holders                                17


PART II


Item 5. Market for Registrant's Common Equity
        and Related Stockholder Matters                  18

Item 6. Selected Financial Data                          18

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations    18

Item 8. Financial Statements and Supplementary Data      18

Item 9. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure           18


PART III


Item 10.  Directors and Executive Officers of
          the Registrant                                 19

Item 11.  Executive Compensation                         19

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                          19

Item 13.  Certain Relationships and Related
          Transactions                                   19


PART IV


Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K                        20

Signatures                                               21

Exhibit Index                                            23

                             PART I

Item 1.  Business

General

    Fingerhut Companies, Inc. (the "Company") is a database marketing company that sells products and services directly to consumers via catalogs, telemarketing, television and other media. The Company had 1996 revenues of $2.027 billion. Its principal subsidiaries are Fingerhut Corporation ("Fingerhut"), Metris Companies Inc. ("Metris") and Figi's Inc. ("Figi's"). The Company's Direct-to-the-Consumer Marketing segment is conducted by Fingerhut, Figi's and Infochoice USA, Inc. ("Infochoice"). Fingerhut has been in the direct mail marketing business for over 45 years and sells general merchandise using catalogs and other direct marketing solicitations. Fingerhut's 1996 net sales were $1.538 billion. Figi's markets specialty foods and other gifts, primarily through catalogs, and had net sales of approximately $93 million in 1996.

    The Company's Financial Services segment business is conducted through Metris (an 83% owned subsidiary), an information-based direct marketer of consumer credit products, extended service plans, and fee-based products and services to moderate income consumers. Metris' subsidiaries include Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank") and Metris Direct, Inc. (formerly Fingerhut Financial Services Corporation). The Company formed Metris in 1996 and contributed to it the assets, liabilities and equity in the Company's financial services business. In October 1996, Metris completed an initial public offering of approximately 17% of its common stock.

    The Company is the successor to the business of several related companies, the first of which was a partnership formed in 1948. Fingerhut became a publicly held corporation in 1970 and was acquired by a predecessor of Travelers Group Inc. ("Travelers") in 1979. The Company was incorporated in 1978 in connection with Travelers' acquisition of Fingerhut and became a publicly held company in May 1990.

    Unless the context otherwise indicates, references to the Company refer to Fingerhut Companies, Inc. and its subsidiaries.

            Direct-to-the-Consumer Marketing Segment

    The Company's Direct-to-the-Consumer Marketing segment businesses are conducted by Fingerhut, Figi's and Infochoice. The business discussion includes five-year summaries of key operating statistics and a two-year segment Statement of Operations to assist in understanding this segment's results.

Fingerhut Corporation

Introduction

    Fingerhut, one of the largest catalog marketers in the United States, sells general merchandise and financial service products to moderate income consumers. It is the only large general merchandise retailer that serves this market exclusively through catalog direct marketing. The median age of Fingerhut's customers is slightly higher than the national average and families are a significant portion of its customer base. Fingerhut offers extended payment terms on all purchases under fixed term, fixed payment installment contracts and makes substantially all of its sales on credit utilizing proprietary closed-end credit. Fingerhut's core competency is the development and use of a proprietary database to provide credit, target offers and build relationships with its customers. Fingerhut has used its extensive database, credit programs and proprietary database segmentation software to establish a dominant position in this market, with a large base of loyal, repeat customers. Fingerhut's active list of existing customers accounts for approximately 80% of its net sales.

Marketing

    Marketing activities are divided into three primary programs:
new customer acquisition, a transitional program and existing customer programs. During 1996, Fingerhut mailed approximately
502 million catalogs and other promotions to existing and prospective customers.

    Fingerhut's new customer acquisition program is designed to identify and attract new customers on a cost-effective basis.
The primary sources of new customers are rented lists, catalog requests, customer referrals and other direct marketing solicitations. Fingerhut mails catalogs and other multi-product offerings to prospective customers and adds them to its database as responses are received. These programs are intended to identify and target new customers who will become long-term Fingerhut customers. New customers account for approximately 20% of Fingerhut's net sales.

    The decisions on which prospective customers to solicit, which products to offer and which media to use are based upon the projected long-term profitability and internal rates of return of the program. Maintaining acceptable financial rates of return on new customers depends on balancing the cost of acquisition of new customers with their long-term profitability to Fingerhut. To determine whether the cost to obtain new customers is acceptable, Fingerhut maintains a system that monitors profitability by source of new customers, by product type and by promotional media type. Fingerhut continuously tests various media, products, offerings and incentives and analyzes the results in order to maximize the effectiveness of its customer acquisition efforts.

                                   Dec. 27,  Dec. 29,  Dec. 30,  Dec. 31,   Dec. 25,
For the Fiscal Year Ended:            1996      1995      1994      1993       1992
                                   ------------------------------------------------
Cost per new customer               $13.92    $15.36     $8.52    $11.50     $14.27
New customer mailings (in 000's)   162,493   193,646   155,050   149,737    141,389


    After first-time buyers commence payments on their initial purchases, they are placed in a transitional program. The time a person remains in a transitional program and the number and type of products he or she is offered depends on the buyer's purchasing and payment practices. A customer is placed on Fingerhut's promotable customer list after demonstrating his or her creditworthiness.

    Fingerhut reaches its existing customers through extensive promotional mailing efforts, primarily catalogs, and through telemarketing. In 1996, Fingerhut mailed 132 different catalogs and other promotions to its established customers. These mailings included general merchandise catalogs, specialty catalogs, small and large multi-product mailers and single product promotions. In addition, Fingerhut has a home page on the Internet (www.fingerhut.com) through which customers can contact Fingerhut customer service or order catalogs.

                                        Dec. 27,   Dec. 29,   Dec. 30,  Dec. 31,   Dec. 25,
For the Fiscal Year Ended:                 1996       1995       1994      1993       1992
                                        ---------------------------------------------------
Sales per mailing --
  existing customer list                  $3.43      $3.02      $2.91     $3.41      $3.23
Existing customer mailings (in 000's)   339,377    404,894    402,476   326,473    283,219
Active customer list (in 000's)*          4,706      5,174      5,104     4,756      4,465
Contribution margin per existing customer $  90      $  77      $  78     $  75      $  70
------------------------

*Includes existing customers who have made a purchase from Fingerhut in the last 12 months.

    The Company believes the key factors in maximizing the profitability of its existing customer list are developing long-term repeat buyers and balancing customer response with appropriate credit losses and customer return rates for each segment of its customer list. Fingerhut promotes customer satisfaction and loyalty by extending credit, by using a number of marketing devices (including targeted promotions, deferred payments, 30-day free home trials, a satisfaction pledge, free gifts, merchandise giveaways, sweepstakes, and personalized mailings), and by offering attractive brand name and private label merchandise.

Fingerhut Database

    Fingerhut is a leader in the development and use of information-based marketing concepts and its extensive database and proprietary database segmentation software afford it a competitive advantage within its market niche. The database contains information on more than 30 million consumers, including approximately 9 million customers who have made a purchase from Fingerhut within the past 24 months. Included within the database are up to 1,400 potential data items in a customer record, including names, addresses, behavioral characteristics, general demographic information and information provided by the customer. Fingerhut uses this information, along with sophisticated proprietary credit scoring models, to produce proprietary credit scores for Fingerhut customers. The Fingerhut database also includes a "suppress" file, which contains information on approximately 8 million individuals about whom the Company has information relating to fraud and similar indicators of unacceptably high risk. The database is continually updated as new information is obtained. Fingerhut also uses the database for marketing decisions. Fingerhut does not report its credit information to the credit bureaus, which means this information is not publicly available.

Credit Management

    Fingerhut generally does not require its customers to provide traditional credit information in order to approve purchases on credit. Instead of using traditional credit applications, Fingerhut has developed sophisticated and highly automated proprietary techniques for evaluating the creditworthiness of new and existing customers and for selecting those customers who will receive various categories of mailings. Management believes Fingerhut's more than 45 years of experience in the mail order business, its database containing purchase and payment histories and its significant investment in computer technology and proprietary analytical models give Fingerhut a unique ability to analyze the creditworthiness of customers in its market. The goal of the analysis is not to achieve the lowest possible credit losses but to balance credit losses and return rates with customer response, thereby optimizing profitability. Consequently, Fingerhut's planned credit losses typically are higher than other direct mail and retail companies.

    Once a consumer places an order, Fingerhut employs proprietary techniques designed to identify consumers whose orders can be automatically shipped, consumers from whom additional information, including credit applications, must be obtained and reviewed and consumers to whom credit is declined. After purchases are shipped, customer payments are continuously monitored to identify credit problems as early as possible. Fingerhut has a flexible policy of working with certain delinquent customers, including adjusting their payment schedules, which Fingerhut believes reduces default rates and maintains customer loyalty.

    Substantially all of Fingerhut's sales are made using a proprietary closed-end credit program, which uses fixed term, fixed payment installment plans. Monthly payments are made by customers and processed through the use of coupons contained in payment books delivered with each order shipment. Payment terms to existing customers generally range from 4 to 36 monthly payments. In addition, a majority of sales are to customers who receive a deferred payment option, which extends the due date of the first payment by approximately four to five months. Many customers pay their accounts in full before the end of the scheduled payment term.

    In late 1996, the Company received approval from the Office of the Comptroller of the Currency to charter a limited purpose national bank. Fingerhut National Bank, a wholly owned subsidiary of the Company, is a special purpose credit card bank. Commencing in January 1997, Fingerhut National Bank began extending private label credit card loans for Fingerhut purchases. Fingerhut National Bank offers closed-end credit card loans but is also testing revolving credit.

Merchandising

    Fingerhut offers a broad mix of brand name and private label consumer products, including electronics, housewares, home textiles, apparel, furniture, home accessories, jewelry, sporting goods and toys, tools, automotive, lawn and garden, and financial service products. In 1996, Fingerhut offered approximately 16,000 different products. Fingerhut's sales mix by product category for 1996 is shown in the following table:

             Fingerhut Corporation 1996 Product Mix

                                         Percent of
                                         Gross Retail Sales
                                         -------------------
          Electronics                     22%
          Home Textiles                   18%
          Housewares                      18%
          Furniture/Home Accessories      10%
          Leisure                          9%
          Jewelry                          8%
          Apparel                          7%
          Tools/Automotive/Lawn & Garden   6%
          Other                            2%
                                         ----
                                         100%
                                         ====
    Fingerhut selects merchandise to be offered to its customers by evaluating historical product and category demand and by analyzing emerging merchandise trends in conjunction with proprietary marketing information. Fingerhut is constantly developing unique brand name and private label product groupings, such as coordinated kitchen ensembles, coordinated bed and bath ensembles and tool sets, targeted to appeal to its customers and to add value and/or style to its merchandise.

    Fingerhut's general merchandise catalogs feature a wide array of products; they are updated and published throughout the year, including a 496-page holiday big book. Specialty catalogs mailed to targeted portions of Fingerhut's customer list include outdoor living, jewelry, electronics, domestics/housewares, gifts, juvenile, home fitness, home improvement and Spanish-language catalogs.

Vendor Relations

    The Company purchases merchandise from approximately 2,100 different suppliers and maintains strong relations with its vendors. In 1996, the top ten vendors accounted for approximately 19% of the Company's total merchandise purchases, with Thomson Consumer Electric Inc. accounting for approximately 4% of the total merchandise purchases and Pioneer Electronics
(USA) Inc. and Springs Industries, Inc. each accounting for approximately 3% of the total merchandise purchases.

    The Company maintains close relations with overseas representatives in Hong Kong, Taiwan, Korea, China, the
Philippines, Thailand and Europe. In 1996, approximately 15% of the Company's merchandise was imported directly from foreign vendors and an additional 27% was purchased through importers.

Management Information Systems

    Fingerhut was a pioneer in the use of information-based marketing concepts in the mail order industry, using computer technology and related software developed by the Company. The Company continues to be highly dependent on information systems and its computer operations are among the largest and most sophisticated in the direct marketing industry.

    Fingerhut's management information systems provide data processing capabilities to Fingerhut, Metris, Figi's and Infochoice and support all areas of the Company, including marketing, credit, order fulfillment, customer service, inventory control and finance. Fingerhut's management information systems currently operate on mainframe computers connected to on-line terminals and client-server systems used in all aspects of the Company's business.

    In early 1996, Fingerhut started an aggressive conversion effort to address the Year 2000 programming issues. By mid-1996, the most critical mainframe processing system was converted to be Year 2000 compliant and Fingerhut initiated a large project to address the remaining systems. This project consists of 20 sub-projects that will span the remainder of 1997 and 1998 and use a combination of Fingerhut and off-shore programmers. The Company anticipates the majority of the conversion will be completed by late 1998.

Preparation and Mailing of Promotional Materials

    Fingerhut performs a large portion of the production process for its promotional materials in house. The creative department uses desktop publishing for the design and production of all Fingerhut's mailings. A substantial portion of the color photographs used in Fingerhut's catalogs and other marketing materials are taken at the in-house photo studio and Fingerhut prepares color separations for approximately 47% of its promotional materials. In addition, Fingerhut's eight-color web printing presses print more than half of its catalog "wraps," the personalized outside cover used on Fingerhut catalogs. Substantially all of Fingerhut's promotional materials, except the wraps, are printed at outside vendors.

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

Order Processing and Fulfillment

    Fingerhut provides order processing and fulfillment services for Infochoice and its affiliate, USA Direct (defined below). Although most of Fingerhut's customer orders are received by mail, telephone ordering has become a more important part of Fingerhut's business. In 1996, Fingerhut processed approximately 20 million Fingerhut and USA Direct orders and approximately 52 million Fingerhut customer payments.

    In 1996, Fingerhut shipped approximately 25 million packages from its warehouse and distribution facilities in Minnesota and Tennessee. In order to minimize shipping costs, packages are trucked to drop points throughout the country where they enter the United States Postal Service or the United Parcel Service systems for delivery to the customer. In addition, Fingerhut offers optional express delivery in selected promotions.

Figi's Inc.

    Figi's is a mail order retailer of specialty food gifts (such as quality cheeses, smoked meats, candies and baked goods) and other gifts headquartered in Marshfield, Wisconsin. The Company acquired Figi's in 1981. Figi's is one of the largest direct mail food gifts marketers in the United States, with 1996 net sales of approximately $93 million, which was up 13% over 1995 net sales of $82 million.

    New customers are acquired from sources similar to those used by Fingerhut, although Figi's customers include both moderate income consumers attracted by Figi's in-house credit terms and more affluent customers who use credit cards. Sales using Figi's interest-free, three payment credit terms constituted approximately 85% of its net sales in 1996.

    Figi's offerings are made predominantly in catalogs mailed prior to holidays and other gift-giving occasions such as Christmas, Easter, Valentine's Day and Mother's Day. Figi's business is highly seasonal, with approximately 80% of its net sales in the fourth quarter. Figi's seeks to develop repeat business from customers by offering a satisfaction pledge.
During 1996, Figi's sales mix by product category was as follows:

                  Figi's Inc. 1996 Product Mix

                                         Percent of
                                         Gross Retail Sales
                                         ------------------
          Cheese/Meat Selections          44%
          Other Food Gifts                15%
          Non-Food Gifts                  14%
          Baked Goods                     12%
          Candy                            8%
          Nuts/Snack Foods                 7%
                                          ---
                                          100%
                                          ====

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

Infochoice USA, Inc.

    Infochoice reported lower net earnings in 1996 than in 1995 as a result of fewer successful infomercials and a substantial reduction in residual royalties from prior infomercials. To mitigate the downside risk of exposure from television marketing, Infochoice entered into an agreement with Guthy-Renker
Corporation, under which Guthy-Renker manages infomercial production, media placement and market distribution and Infochoice provides product development and sourcing, customer service and fulfillment. As amended, the agreement currently provides for the production of six more infomercials. Infochoice and Guthy-Renker conduct the business under the agreement through USA Direct/Guthy-Renker, Inc. ("USA Direct"), a corporation in which Infochoice and Guthy Renker Corporation each have a 50% interest. In 1996, USA Direct tested several shows and had more extensive media placement of the Denise Austin(TM) Complete Ten and the Pilates(R) Performer infomercials. USA Direct generated $10 million in net sales, which consisted almost entirely of fitness/leisure products. The Company accounts for USA Direct using the equity method of accounting; accordingly, 50% of USA Direct's profits or losses are recorded in administrative expenses included in "Administrative and selling expenses" in the Company's Consolidated Statements of Earnings.

Costs of Mailing

    In 1996, the Company spent an aggregate of $257 million on postage for the Direct-to-the-Consumer Marketing segment businesses (including the cost of parcel shipments that were passed on to customers) of which 48% was attributable to the mailing of promotional materials, 44% was attributable to parcel shipments and 8% was attributable to various correspondence with customers. As is customary in the direct mail industry, the Company passes on the cost of parcel shipments directly to the customer as part of the shipping and handling charge. The costs of mailing promotional material and certain other correspondence (including postage) are not directly passed on to customers, but are considered in the Company's overall product pricing and mailing strategies.

    The Company substantially reduces mailing costs by effectively using discounts offered by the United States Postal Service from basic postal rates. For example, Fingerhut sorts mailings by zip code to the carrier route level and also prints the "zip plus four" bar-code to obtain optimum postal discounts, resulting in savings not always available to smaller direct mail companies. The Company intends to adopt new innovations in mail processing techniques, as appropriate, and believes the increasing requirement for dynamic systems to manage the complexity of the postal rate structure will strengthen the long-term competitive position of larger, more sophisticated mail order firms such as the Company.

Other Business Activities

    Andy's Garage Sale, Inc. is a wholly owned subsidiary that allows the Company to market excess inventory on the Internet. Andy's Garage Sale(R) (www.andysgarage.com) mixes product offerings with stories of a fictional cast of Minnesota characters. The Company also derives additional revenues from wholesaling excess merchandise and list rental and package inserts. Wiman
Corporation manufactures plastic products. Taken together, such activities accounted for less than 3% of the Company's 1996 net sales.

            Direct-to-the-Consumer Marketing Segment
                    Statements of Operations

                                               For the Fiscal Year Ended
(In thousands of dollars, except             Dec. 27, 1996   Dec. 29, 1995
     per share data)
Revenues:
    Net sales                                $1,638,363      $1,782,282
    Finance income and other revenues           241,130         245,001
                                             ----------      ----------
                                              1,879,493       2,027,283
                                             ----------      ----------
Costs and expenses:
    Product cost                                827,086         890,737
    Administrative and selling expenses         633,448         687,789
    Provision for uncollectible accounts        283,762         272,295
    Discount on sale of accounts receivable      77,447          82,392
    Interest expense, net                        25,305          25,213
                                             ----------      ----------
                                              1,847,048       1,958,426
                                             ----------      ----------

Earnings before income taxes                     32,445          68,857
    Provision for income taxes                   11,322          22,580
                                             ----------      ----------
Net earnings                                   $ 21,123        $ 46,277
                                             ==========      ==========

Earnings per share                           $      .44      $      .96
                                             ==========      ==========

                                   Dec. 27,    Dec. 29,   Dec. 30,    Dec. 31,    Dec. 25,
For the Fiscal Year Ended:            1996        1995       1994        1993        1992
                                   -------------------------------------------------------
Capital expenditures (in 000's)    $47,742     $93,089    $69,339     $51,722     $50,900
Depreciation (in 000's)            $45,069     $41,031    $33,543     $25,969     $13,983
Net Earnings (in millions)
  Catalog Operations               $  19.5     $  37.4    $  69.9     $  68.1     $  57.9
  Television                           1.6         8.9      (26.2)        6.0         1.9
                                   -------     -------    --------    -------     -------
Total Segment Earnings             $  21.1     $  46.3    $  43.7     $  74.1     $  59.8
                                   =======     =======    =======     =======     =======


                   Financial Services Segment

    The Company's Financial Services segment businesses are conducted by Metris Companies Inc. ("Metris") and its subsidiaries. Two-year segment Statements of Operations and key operating statistics are included at the end of the business description to assist in understanding this segment's results.

  Metris is an information-based direct marketer of consumer credit products, extended service plans, and fee-based products and services to moderate income consumers. Metris' consumer credit products currently are unsecured and secured credit cards issued by Direct Merchants Bank. Metris' customers and prospects include existing customers of Fingerhut ("Fingerhut Customers") and individuals who are not Fingerhut Customers but for whom credit bureau information is available ("External Prospects"). Metris Direct, Inc., a subsidiary, also provides extended service plans on certain categories of products sold by Fingerhut that extend service coverage beyond the manufacturer's warranty. Metris markets its fee-based products and services, including debt waiver programs, card registration, third party insurance, and membership clubs to its credit card customers, Fingerhut Customers and customers of a third party credit card issuer.

  Metris Companies Inc. is a Delaware corporation incorporated on August 20, 1996, and is an 83% owned indirect subsidiary of Fingerhut Companies, Inc. Metris became a publicly held company in October 1996 after completing an initial public offering. Metris' principal subsidiaries are Direct Merchants Bank, Metris Direct, Inc. and Metris Receivables, Inc.

    Metris currently operates three businesses: (i) consumer credit products, (ii) extended service plans, and (iii) fee-based products and services.

    Consumer Credit Products

    Products. Consumer credit products currently are unsecured and secured credit cards, including the Fingerhut co-branded MasterCard(R) and the Direct Merchants Bank MasterCard. In the future, Metris may offer other co-branded credit cards and may also offer other consumer credit products either directly or through alliances with other companies. At December 31, 1996, Direct Merchants Bank had over 1.4 million credit card accounts with over $1.6 billion in managed credit card loans. Fingerhut Customers represented approximately 50% of the accounts and approximately 51% of the managed loans. At December 31, 1996, according to the Nilson Report, Direct Merchants Bank was the 19th largest MasterCard issuer in the United States based on the number of cards issued and the 32nd largest credit card issuer in the United States based on managed credit card loan balances.

    Solicitation.  Prospects for solicitation include both
Fingerhut Customers and External Prospects. They are contacted on a nationwide basis through pre-screened direct mail and telephone solicitations.

    Pricing. Metris' strategy to maximize customer profitability relies on risk-based pricing. The specific pricing for each credit card offer is determined primarily based on the prospect's risk profile prior to solicitation. Each prospect is evaluated to determine credit needs, credit risk, and existing credit availability. A customized offer is developed that includes the most appropriate product, brand, pricing, and credit line.
Metris currently offers 43 different pricing structures on its credit card products, with annual fees ranging from $0 to $48 ($60 for some secured cards) and annual percentage rates ranging from prime plus 6.45% to prime plus 16.65%. After credit card accounts are opened, Direct Merchants Bank actively monitors customers' internal and external credit performance and periodically recalculates behavior and risk scores. As customers evolve through the credit lifecycle and are regularly rescored, the lending relationship can evolve to include more competitive (or more restrictive) pricing and product configurations.

                                         For the Year Ended Dec. 31,
Key Statistics:                              1996           1995
------------------                       ---------------------------
Managed net charge-off ratio                   6.2%            2.2%
Period-end managed loans (in 000's)      $1,615,940        $543,619
Total accounts                            1,418,062         702,891
Managed loan loss reserves (in 000's)    $   95,669        $ 22,219
Managed delinquency ratio                      5.5%            4.0%
Period-end managed allowance for
    loan losses ratio                          5.9%            4.1%


    Extended Service Plans

    Extended service plans provide warranty service coverage beyond the manufacturer's warranty. In general, Metris' extended service plans provide customers with the right to have their covered purchases repaired, cleaned or replaced within certain parameters determined by Metris. Metris currently provides extended service plans for consumer electronics, furniture, and jewelry ("Warrantable Products") purchased from Fingerhut. Fingerhut has an extended service plan agreement with Metris, during the term of which Fingerhut agrees only to offer Metris' extended service plans to its customers.

    For consumer electronics, Fingerhut Customers may purchase extended service plans that give them the right to have their purchases repaired or replaced in the event of electrical or mechanical failure or defects in materials and workmanship.
Quality Jewelry Care(R) is Metris' extended service plan for jewelry. The services provided to Quality Jewelry Care customers include repair, soldering, ring sizing, and cleaning, for which Metris contracts with Fingerhut to perform such services.
Metris' extended service plan program for furniture is called Quality Furniture Care(SM) and the services include stain cleaning, structural defect or damage repair, or replacement if the merchandise cannot be fixed. Repairs and stain cleaning are performed by independent service providers.

    Sales and Marketing. When Fingerhut Customers purchase Warrantable Products, they have the option to buy an extended service plan. For consumer electronics, approximately 30% of Metris' extended service plans are purchased with the product; the remainder are originated through telemarketing.
Substantially all of the Quality Furniture Care and Quality Jewelry Care plans are originated through telemarketing and other direct marketing programs.

    Operations. Through the end of 1996, claims risk and claims processing for electronics items were the responsibility of a third party. Metris is responsible for claims risk and claims processing for furniture and jewelry. In 1997, Metris internalized operations related to extended service plans for consumer electronics, and will incur the resulting claims risk.

    Fee-based Products and Services

    Metris currently sells a variety of fee-based products and services to its credit card customers, Fingerhut Customers and credit card customers of a third party, including (i) debt waiver protection for unemployment, disability, and death, (ii) programs such as card registration and shopping and dining clubs, and
(iii) third-party insurance. In addition, Metris develops customized targeted mailing lists, using both Metris' database and the Fingerhut database, for external companies to use in their own noncompeting financial services product solicitation efforts.

                      Metris Companies Inc.
                    Statements of Operations

                                               For the Year Ended Dec. 31,
(In thousands of dollars, except                   1996           1995
    per share data)
Revenues:
    Net sales                                 $   22,077      $   19,596
    Finance income and other revenues            133,357          38,616
                                              ----------      ----------
                                                 155,434          58,212
                                              ----------      ----------
Costs and expenses:
    Product cost                                   6,463           5,855
    Administrative and selling expenses           94,840          39,785
    Provision for uncollectible accounts          18,477           4,393
    Discount on sale of accounts receivable            -               -
    Interest expense, net                          3,108             730
                                              ----------      ----------
                                                 122,888          50,763

Earnings before income taxes                      32,546           7,449
    Provision for income taxes                    12,530           2,868
                                             -----------      ----------
Net earnings                                    $ 20,016        $  4,581
                                             ===========      ==========

Earnings per share                            $      .41      $      .09
                                             ===========      ==========


                        Other Information

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

    As a marketer of consumer credit products, Metris faces increasing competition from numerous providers of financial services, many of which have greater resources than Metris. In particular, Metris competes with national, regional and local bank card issuers as well as other general purpose credit card issuers, such as American Express, Discover Card and Diners Club. In general, customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features, and customer loyalty is often limited. However, Metris believes that its strategy of focusing on an underserved market and its access to information from the Fingerhut database will allow it to more effectively compete in the market for moderate income cardholders. During the term of the extended service plan agreement, Fingerhut will only offer its customers extended service plans provided by Metris. As Metris attempts to expand its business to market extended service plans to the customers of third-party retailers, it will compete with manufacturers, financial institutions, insurance companies and a number of independent administrators, many of which have greater operating experience and financial resources than Metris.

Seasonality

    The Company's business is seasonal. In 1996, approximately 37% of the Company's net sales and approximately 78% of its net earnings occurred in the fourth quarter. In addition to seasonal variations, the Company experiences variances in quarterly results from year to year that result from changes in the timing of its promotions and the types of customers and products promoted and, to some extent, variations in dates of holidays and the timing of quarter ends resulting from a 52/53 week year. Accordingly, the results of interim periods are not necessarily indicative of the results for the year.

Employees

    As of December 27, 1996, the Company had approximately 9,500 employees, of whom approximately 2300 were represented by the Midwest Regional Joint Board or the Tennessee/Kentucky District -- Southern Regional Joint Board of the Amalgamated Clothing and Textile Workers Union. The Company's principal collective bargaining agreements expire on February 6, 1999 and February 6, 2000. The Company believes its relations with its employees and the union are good.

Trademarks and Tradenames

    The Company and its subsidiaries have registered and continue to register, when appropriate, various trademarks, tradenames and service marks used in connection with its business and for private label marketing of certain of its products. The Company considers these trademarks and service marks to be readily identifiable with, and valuable to its business.

Withdrawal from Montgomery Ward Direct

    In June 1996, the Company withdrew as a partner in the Montgomery Ward Direct L.P. joint venture. The Company had accounted for Montgomery Ward Direct using the equity method of accounting. The withdrawal did not have a material impact on the Company's consolidated financial statements.

Governmental Matters

    The Company's Direct-to-the-Consumer Marketing segment is subject to regulation by a variety of state and federal laws and regulations related to, among other things, advertising, offering and extending of credit, charging and collecting state sales/use taxes and product safety. The Company's practices in certain of these areas are subject to periodic inquiries and proceedings by various regulatory agencies. None of these actions has had a material adverse effect upon the Company.

    From time to time the Company has received notices and inquiries from states with respect to collection of use taxes for sales to residents of these states. To the extent that any states are successful in such claims, the Company's cost of doing business could be increased, although it does not believe any increase would be material.

    Substantially all of the extensions of credit for Fingerhut purchases prior to early January 1997 were by Fingerhut. Fingerhut relies on the Minnesota "time-price" doctrine in extending credit on products sold in many states. Under this doctrine, the difference between the time price and the cash price for the same goods is not treated as interest subject to regulation under laws governing the extension of credit. In other states, Fingerhut is subject to regulations that limit maximum finance charges and require refunding of finance charges to customers under certain circumstances. Fingerhut believes that its time payment pricing and credit practices are in compliance with applicable state requirements.

    In late 1996, Fingerhut National Bank began offering credit card loans to finance purchase of products and services from Fingerhut. Commencing in January 1997, Fingerhut National Bank began extending all credit for Fingerhut purchases.

    Direct Merchants Bank and Fingerhut National Bank are limited purpose credit card banks chartered as national banking associations and members of the Federal Reserve System, the deposits of which are insured by the Bank Insurance Fund of the FDIC. Direct Merchants Bank and Fingerhut National Bank are subject to comprehensive regulation and periodic examination by the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC. Neither Direct Merchants Bank nor Fingerhut National Bank is a "bank" as defined under the Bank Holding Company Act of 1956, as amended (the "BHCA") because it
(i) engages only in credit card operations, (ii) does not accept demand deposits or deposits that the depositor may withdraw by check or similar means for payment to third parties or others,
(iii) does not accept any savings or time deposit of less than $100,000, (iv) maintains only one office that accepts deposits and (v) does not engage in the business of making commercial loans. As a result, the Company is not a bank holding company under the BHCA. If Direct Merchants Bank or Fingerhut National Bank failed to meet the credit card bank criteria described above, the Company would become subject to the provisions of the BHCA. The Company believes that becoming a bank holding company would limit the Company's ability to pursue future opportunities.

    Under current judicial interpretations of Federal law, national banks such as Direct Merchants Bank and Fingerhut National Bank may charge interest at the rate allowed by the laws of the state where the bank is located, and may "export" interest rates by charging the interest rate allowed by the laws of the state where the bank is located on loans to borrowers in all states, without regard to the laws of such other states.

    The Supreme Court of the United States recently held that national banks may also impose late-payment fees allowed by the laws of the state where the national bank is located on borrowers in other states, without regard to the laws of such other states. The Supreme Court based its opinion largely on its deference to a regulation adopted by the Comptroller of the Currency that includes certain fees, including late fees, overlimit fees, annual fees, cash advance fees and membership fees, within the term "interest" under the provision of the National Bank Act that has been interpreted to permit national banks to export interest rates. As a result, national banks such as Direct Merchants Bank and Fingerhut National Bank may impose such fees.

    Direct Merchants Bank's and Fingerhut National Bank's activities as credit card lenders are also subject to regulation under various federal laws including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Community Reinvestment Act and the Soldiers' and Sailors' Civil Relief Act. Regulators are authorized to impose penalties for violations of these statutes and, in certain cases, to order national banks to pay restitution to injured cardmembers. Cardholders may also bring actions for certain alleged violations of such regulations. Federal and state bankruptcy and debtor relief laws also affect Direct Merchants Bank's and Fingerhut National Bank's ability to collect outstanding balances owed by cardholders who seek relief under these statutes.

    Several states have passed legislation which attempts to tax the income from interstate financial activities, including credit cards, derived from accounts held by local state residents.
Based on current interpretations of the enforceability of such legislation, coupled with the volume of its business in these states, the Company believes that this will not materially affect Direct Merchants Bank or Fingerhut National Bank.

Executive Officers of the Registrant

Name                     Age         Present Office

Theodore Deikel          61          Chairman of the Board,
                                     Chief Executive Officer and
                                     President

Thomas J. Bozlinski      49          Senior Vice President,
                                     Information Services

John D. Buck             46          Senior Vice President, Human
                                     Resources

Andrew V Johnson         41          Senior Vice President,
                                     Marketing

Peter G. Michielutti     40          Senior Vice President, Chief
                                     Financial Officer

James B. Moran           60          Senior Vice President,
                                     Operations

Michael P. Sherman       44          Senior Vice President,
                                     Business Development,
                                     General Counsel and
                                     Secretary

Richard L. Tate          51          Senior Vice President,
                                     Merchandising

Ronald N. Zebeck         42          Chief Executive Officer
                                     Metris Companies Inc.

Thomas C. Vogt           50          Corporate Controller

James M. Wehmann         31          Treasurer

    Theodore Deikel has served as Chairman of the Board, Chief Executive Officer and President since 1989. From 1985 until rejoining the Company, Mr. Deikel served as Chairman and CEO of CVN Companies, Inc. ("CVN"), a direct marketing company using television and direct mail. From 1979 to 1983, Mr. Deikel was Executive Vice President of American Can Company (a predecessor to Travelers Group Inc.) and Chairman of American Can Company's specialty retailing division, which included the Company. In addition, Mr. Deikel was Chief Executive Officer of Fingerhut from 1975 to 1983.

    Thomas J. Bozlinski has been Senior Vice President,
Information Systems since January 1996.  He was Vice President,
Information Systems of the Company from June 1993 to January
1996.  Prior to that he was Managing Director, Systems &
Operations of Northwest Airlines Corp.

   John D. Buck has been Senior Vice President, Human Resources since March, 1996. For more than five years prior to that, he was Vice President, Administration of Alliant Techsystems, Inc., a supplier of defense products and services to the United States government and its allies.

   Andrew V Johnson has been Senior Vice President, Marketing of the Company since January 1993. Prior to that time, he was Vice
President, Marketing of the Company from November 1989 to January
1993.

    Peter G. Michielutti has been Senior Vice President, Chief Financial Officer of the Company since July 1995. Prior to that he held various positions with divisions/subsidiaries of Household International Inc. (consumer finance services). He was Chief Financial Officer of Household Credit Services from May 1992 to July 1995, Vice President-Financial Administration-Canada of Household Financial Corporation Limited from March 1991 to May 1992, and Vice President-Financial Administration of Household Bank FSB from August 1990 to March 1991.

    James B. Moran has been Senior Vice President, Operations since January 1992 and was Senior Vice President, Subsidiaries from September 1991 to January 1992.

    Michael P. Sherman joined the Company as Senior Vice
President, Business Development, General Counsel and Secretary in
May 1996.  He was Executive Vice President, Corporate Affairs,
General Counsel and Secretary of Hanover Direct, Inc., a catalog retailer, for more than the previous five years.

  Richard L. Tate has been Senior Vice President, Merchandising of the Company since October 1993. Prior to that time he was Vice President, Merchandising of the Company from December 1989 to October 1993.

   Ronald N. Zebeck was hired as President of Metris Direct, Inc. (now a wholly owned subsidiary of Metris) in March 1994 and became President and Chief Executive Officer of Metris when it was formed in 1996. He is also a Senior Vice President of the Company. He was Managing Director, GM Card Operations of General Motors Corporation from 1991 to 1993.

   Thomas C. Vogt has been Corporate Controller since November
1994. Prior to that time, he was Assistant Controller, Operations of the Company from August 1991 to October 1994 and was Vice President and Controller of Hanover Direct, Inc. from
April 1989 to July 1991.

   James M. Wehmann became Treasurer of the Company in March 1997. He was Assistant Treasurer From June 1996 to March 1997 and held other finance and treasury positions at Fingerhut since March 1993. From 1991 until joining Fingerhut, he was a financial analyst, international finance for Honeywell, Inc.

    Officers of the Company are elected by, and hold office at the will of, the Board of Directors and do not serve a "term of office" as such.

Item 2.  Properties

    The Company's executive and administrative offices and warehouse and distribution facilities are located in a number of facilities in Minnesota, Tennessee, Wisconsin, Utah, Florida, Oklahoma, Maryland and South Dakota. The total facilities presently used by the Company's operations have an aggregate of approximately 6.3 million square feet, of which approximately 6.1 million square feet, located in Minnesota, Tennessee, Wisconsin, Utah, Florida and South Dakota, are used for the Direct-to-the-Consumer Marketing segment and 147,000 square feet, located in Minnesota, Utah, Oklahoma and Maryland, are used for the Financial Services segment. Of these, Fingerhut owns a 193,000 square foot office building in Minnetonka, Minnesota, a 186,000 square foot data and technology center in Plymouth, Minnesota, buildings in St. Cloud, Minnesota with an aggregate of approximately 2.0 million square feet, buildings in Alexandria, Minnesota with an aggregate of approximately 53,000 square feet and buildings in Mora, Minnesota with approximately 160,000 square feet. Figi's owns buildings in Marshfield, Wisconsin with an aggregate of approximately 317,000 square feet. Tennessee Distribution, Inc., a subsidiary of the Company, has beneficial ownership of a one million square foot warehouse and distribution facility near Bristol, Tennessee. Western Distribution, Inc., a subsidiary of the Company, owns a one million square foot warehouse and distribution facility near Spanish Fork, Utah.

    The Company leases the remainder of the facilities it uses, which consist of office, photo studio, operations and warehouse space.

Item 3.   Legal Proceedings

    The Company is a party to various claims, legal actions, disputes and other complaints arising in the ordinary course of business. In the opinion of management, any losses that may occur are adequately covered by insurance, are provided for in the financial statements, or are without merit and the ultimate outcome of these matters will not have a material effect on the financial position or operations of the Company.

    In October 1995, the Company was served with a legal action commenced in federal district court in Arizona by two shareholders against the Company, a current officer and a former officer alleging violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended and Rule 10b-5 thereunder. The complaint (i) alleges that the Company made false and misleading statements or omissions with respect to its plans regarding a proposed television shopping network, (ii) requests certification as a class action on behalf of shareholders of the Company who purchased Common Stock during a specified period and (iii) alleges unspecified damages. The Company considers the plaintiffs' claims to be without merit and intends to vigorously defend the matter. Venue has been transferred to federal district court in Minnesota. On March 4, 1997, the court heard oral arguments on the Company's motion to dismiss and has taken the matter under advisement.

    On January 11, 1996 and February 13, 1996, Fingerhut was served with legal actions commenced in Minnesota District Court, Fourth Judicial District on behalf of certain Fingerhut customers. The complaints were substantially similar and (i) alleged violations of the consumer credit sales act, usury and related claims and (ii) requested certification as a class action, declaratory and injunctive relief, money damages with interest, including the principal and interest paid on plaintiffs' credit purchases, and class damages and equitable relief, attorneys' fees and costs. On March 5, 1997, the Court granted Fingerhut's motion for summary judgment on all counts and entered judgment in favor of Fingerhut on March 12, 1997.

Item 4.   Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December
27, 1996.


                             PART II


Item 5.   Market for Registrant's Common Equity and Related
Stockholder Matters

    The information required by this item is set forth in "Quarterly Financial and Stock Data" on page 42 of the Company's
Annual Report to Shareholders for the fiscal year ended December
27, 1996 (the "1996 Annual Report") and is incorporated herein by reference.

Item 6.   Selected Financial Data

    The information required by this item is set forth under the caption "Five Year Summary of Selected Consolidated Financial
Data" on page 15 of the 1996 Annual Report and is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

    The information required by this item is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Forward Looking
Statements" on pages 16 to 21 of the 1996 Annual Report and is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

    The audited Consolidated Financial Statements of the
Registrant and independent auditors' report thereon and the unaudited Quarterly Financial and Stock Data set forth on pages
22 to 42 of the 1996 Annual Report are incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

    None
                            PART III


Item 10.  Directors and Executive Officers of the Registrant

    The information required by this item with respect to directors is set forth under "Proposal 1: Election of Directors" in the Company's proxy statement for the annual meeting of shareholders to be held on May 13, 1997, which will be filed within 120 days of December 27, 1996 (the "Proxy Statement") and is incorporated herein by reference. The information required by this item with respect to executive officers is, pursuant to instruction 3 of Item 401(b) of Regulation S-K, set forth in Part I of this Form 10-K under "Business--Executive Officers of the Registrant." The information required by this item with respect to reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934 is set forth under "Security Ownership of Certain Beneficial Owners and Management_Compliance with Section 16" in the Proxy Statement and is incorporated herein by reference.

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

                             PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports  on
Form 8-K

    (a) The following documents are made part of this report:


        1.  Consolidated Financial Statements.

                   The following consolidated financial
            statements, the related notes and the report of the Company's independent auditors are incorporated herein by reference from the 1996 Annual Report as part of this report at Item 8 hereof:

                Independent Auditors' Report dated
                January 22, 1997.

                Consolidated Statements of Earnings
                for each of the three fiscal years ended
                December 27, 1996.

                Consolidated Statements of Financial
                Position at December 27, 1996 and December 29,
                1995.

                Consolidated Statements of Changes
                in Stockholders' Equity for each of the three fiscal years ended December 27, 1996.

                Consolidated Statements of Cash
                Flows for each of the three fiscal years ended
                December 27, 1996.

                Notes to Consolidated Financial Statements.

                   With the exception of the foregoing
            information and the information incorporated by reference in Items 5-8 of this Part II, the 1996
            Annual Report is not to be deemed filed as part of this Form 10-K.

               2. Financial Statement Schedule: The following schedule for each of the three years ended
            December 27, 1996 is included in this Form 10-K:

                Independent Auditors' Report on
                consolidated financial statement schedule dated
                January 22, 1997.

                Schedule II -- Valuation and Qualifying Accounts.

                   Certain schedules have been omitted because
            they are not required under the related instructions or are inapplicable, or because the required information is included elsewhere in the financial statements or related notes.

        (b)  Reports on Form 8-K:    None

        (c)  Exhibits:  See Exhibit Index on page 23 of this Report.


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 1997.


                                 FINGERHUT COMPANIES, INC.
                                         (Registrant)


                                  By     /s/Theodore Deikel
                                     ----------------------
                                        Theodore Deikel
                                         Chairman of the Board,
                                         Chief Executive  Officer  and
                                         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Fingerhut Companies, Inc., the Registrant, and in the capacities and on the dates indicated.


Signature                        Title                    Date

Principal  executive         Chairman of the  Board,      March 26, 1997
officer and director:        Chief Executive Officer
                             and President

 /s/Theodore Deikel
---------------------
Theodore Deikel


Principal  financial officer: Senior Vice  President,     March 26, 1997
                              Chief Financial Officer


 /s/Peter G. Michielutti
------------------------
Peter G. Michielutti


Principal accounting officer:  Corporate Controller        March 26, 1997


 /s/Thomas C. Vogt
-------------------
Thomas C. Vogt



Directors:



/s/Wendell R. Anderson           Director                 March 26, 1997
-----------------------
Wendell R. Anderson


/s/Edwin C. Gage                 Director                 March 26, 1997
------------------------
Edwin C. Gage


/s/Stanley S. Hubbard            Director                 March 26, 1997
-------------------------
Stanley S. Hubbard


/s/Kenneth A. Macke              Director                 March 26, 1997
-------------------------
Kenneth A. Macke


/s/Dudley C. Mecum              Director                  March 26, 1997
--------------------------
Dudley C. Mecum


/s/John M. Morrison             Director                  March 26, 1997
--------------------------
John M. Morrison

                          EXHIBIT INDEX

Exhibit
Number          Description of Exhibit


Articles of Incorporation and Bylaws

3.a             Amended and Restated
                Articles of Incorporation of the
                Registrant (restated in
                electronic format as amended to
                July 29, 1993) (Incorporated by
                reference to Exhibit 3.a to
                Registrant's Annual Report on
                Form 10-K (File No. 1-8668) for
                the fiscal year ended December
                31, 1993).

3.b             Bylaws of the
                Registrant (restated in
                electronic format as amended to
                July 29, 1993) (Incorporated by
                reference to Exhibit 3.b to
                Registrant's Annual Report on
                Form 10-K (File No. 1-8668) for
                the fiscal year ended December
                31, 1993).


Material Contracts

10.a            Amended and Restated Pooling and
                Servicing Agreement dated as of
                January 12, 1997 among Fingerhut
                Receivables, Inc., as Transferor,
                Fingerhut National Bank, as
                Servicer, and The Bank of New
                York (Delaware), as Trustee.

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

                (iii)     Series 1997-1
                Supplement dated as of January
                21, 1997.


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


10.c            Pooling and Servicing
                Agreement dated as of May 26,
                1995 among Metris Receivables,
                Inc. (formerly Fingerhut
                Financial Services Receivables,
                Inc.), as Transferor, Direct
                Merchants Credit Card Bank,
                National Association, as
                Servicer, and The Bank of New
                York (Delaware), as Trustee
                (Incorporated by reference to
                Exhibit 10.u to Registrant's
                Quarterly Report on Form 10-Q
                (File No. 1-8668) for the fiscal
                quarter ended June 30, 1995).

                (i) Amendment No. 1 to
                the Pooling and Servicing
                Agreement dated as of June 10,
                1996 (Incorporated by reference
                to Exhibit 10.a(iii) to Metris
                Companies Inc.'s Registration
                Statement on Form S-1 (No. 333-
                10831)).

                (ii)    Amendment No. 2
                to the Pooling and Servicing
                Agreement dated as of September
                16, 1996 (Incorporated by
                reference to Exhibit 10.a(iv) to
                Metris Companies Inc.'s
                Registration Statement on Form S-
                1 (No. 333-10831)).

                (iii)   Amended and
                Restated Series 1995-1 Supplement
                dated as of September 16, 1996.
                (Incorporated by reference to
                Exhibit 10.a(i) to Metris
                Companies Inc.'s Registration
                Statement on Form S-1 (No. 333-
                10831)).

                (iv)    Series 1996-1
                Supplement dated as of April 23,
                1996 (Incorporated by reference
                to Exhibit 10.a(ii) to Metris
                Companies Inc.'s Registration
                Statement on Form S-1 (No. 333-
                10831)).

10.d*           Fingerhut Corporation
                Profit Sharing Plan 1989 Revision
                (Incorporated by reference to
                Exhibit 10(d) to Registrant's
                Registration Statement on Form
                S-1 (No. 33-33923)).

10.e            Intentionally left blank.

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

                (i)*    Amendment dated
                as of February 4, 1997.

10.h*           Executive Tax
                Planning/Preparation and
                Financial Planning Policy.
                (Incorporated by reference to
                Exhibit 10.h to Registrant's
                Annual Report on Form 10-K (File
                No. 1-8668) for the fiscal year
                ended December 31, 1994).

10.i*           Fingerhut Companies,
                Inc. 1995 Long-Term Incentive and
                Stock Option Plan (Incorporated
                by reference to Exhibit 10.i to
                Registrant's Annual Report on
                Form 10-K (File No. 1-8668) for
                the fiscal year ended December
                29, 1995).

                (i)*    Amendment dated
                as of February 4, 1997.

                (ii)*   Form of option
                agreement (Incorporated by
                reference to Exhibit 10.i(i) to
                Registrant's Annual Report on
                Form 10-K (File No. 1-8668) for
                the fiscal year ended December
                29, 1995).

                (iii)*  Form of
                restricted stock agreement.

10.j*           Fingerhut Companies,
                Inc. 1992 Long-Term Incentive and
                Stock Option Plan.  (Incorporated
                by reference to (Exhibit 10(j) to
                Registrant's Annual Report on
                Form 10-K (File No. 1-8668) for
                the fiscal year ended December
                25, 1992).

                (i)*    Amendment dated
                as of February 4, 1997.

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

10.l*           Stock Option and
                Valuation Rights Agreement dated
                as of March 21, 1994, between
                Fingerhut Companies, Inc. and
                Ronald N. Zebeck, as amended
                (Incorporated by reference to
                Exhibit 10.l to Registrant's
                Annual Report on Form 10-K (File
                No. 1-8668) for the fiscal year
                ended December 29, 1995).

            (i)*Amendment dated as of October 24,
                1996.  (Incorporated by reference
                to Exhibit 10.d(i) to Metris
                Companies Inc.'s Annual Report on
                Form 10-K (File No. 001-12351)
                for the fiscal year ended
                December 31, 1996.)

10.m*           Fingerhut Companies,
                Inc. Directors' Retainer Stock
                Deferral Plan (Incorporated by
                reference to Exhibit 10.m to
                Registrant's Annual Report on
                Form 10-K (File No. 1-8668) for
                the fiscal year ended December
                31, 1993).

10.n            Amended and Restated
                Revolving Credit and Letter of
                Credit Facility dated as of
                September 16, 1996, among
                Fingerhut Companies, Inc., the
                Guarantors party thereto, the
                Lenders party thereto, the
                Issuing Banks party thereto, The
                Chase Manhattan Bank, as
                Administrative Agent and
                NationsBank, N.A., as Co-Agent.
                (Incorporated by reference to
                Exhibit 10.n to Registrant's
                Quarterly Report on Form 10-Q
                (File No. 1-8668) for the fiscal
                quarter ended September 27,
                1996.)

10.o            Form of Purchase
                Agreement dated as of January 14,
                1991, relating to $25,000,000 of
                10.12% Senior Notes, Series B,
                due December 30, 1997
                (Incorporated by reference to
                Exhibit 10(o) to Registrant's
                Annual Report on Form 10-K (File
                No. 1-8668) for the fiscal year
                ended December 28, 1990).

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

                (iii)   Third Amendment
                Agreement dated as of October 30,
                1995 (Incorporated by reference
                to Exhibit 10.o(iii) to
                Registrant's Annual Report on
                Form 10-K (File No. 1-8668) for
                the fiscal year ended December
                29, 1995).

                (iv)    Fifth Amendment
                Agreement dated as of August 14,
                1996 (Incorporated by reference
                to Exhibit 10.o(iv) to
                Registrant's Quarterly Report on
                Form 10-Q (File No. 1-8668) for
                the fiscal quarter ended
                September 27, 1996).

10.p            Revolving Credit and
                Letter of Credit Facility
                Agreement dated as of September
                16, 1996 among Metris Companies
                Inc., the Lenders party thereto,
                the Issuing Banks party thereto,
                and The Chase Manhattan Bank, as
                Administrative Agent
                (Incorporated by reference to
                Exhibit 10.s to Metris Companies
                Inc.'s Registration Statement on
                Form S-1 (No. 333-10831)).

10.q*           Metris Companies Inc.
                Long-Term Incentive and Stock
                Option Plan (Incorporated by
                reference to Exhibit 10.h to
                Metris Companies Inc. Annual
                Report on Form 10-K (File No. 001-
                12351) for the fiscal year ended
                December 31, 1996).

            (i)*Form of option agreement
                (Incorporated by reference to
                Exhibit 10.h(i) to Metris
                Companies Inc. Annual Report on
                Form 10-K (File No. 001-12351)
                for the fiscal year ended
                December 31, 1996).

10.r            Indenture dated as of
                September 15, 1996 between
                Fingerhut Companies, Inc. and
                First Bank, National Association,
                as trustee (Incorporated by
                reference to Ex. 4.1 to
                Registrant's Registration
                Statement on Form S-4 (No. 333-
                15491)).

10.s            Purchase Agreement
                dated as of June 15, 1992,
                relating to $60,500,000 of 8.92%
                Senior Unsecured Notes, Series A,
                due June 15, 2002 and $14,500,000
                of 8.92% Senior Unsecured Notes,
                Series B, due June 15, 2004
                (Incorporated by reference to
                Exhibit 10(s) to Registrant's
                Quarterly Report on form 10-Q
                (File No. 1-8668) for the fiscal
                quarter ended June 26, 1992).

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

                (iii)   Fourth Amendment
                dated as of August 14, 1996
                (Incorporated by reference to
                Exhibit 10.s(iii) to Registrant's
                Quarterly Report on Form 10-Q
                (File No 1-8668) for the fiscal
                quarter ended September 27,
                1996).

10.t            Purchase Agreement
                dated as of August 1, 1993,
                relating to the sale of
                $45,000,000 of 6.83% Senior
                Unsecured Notes, Series C, due
                August 1, 2000 (Incorporated by
                reference to Exhibit 10.t to
                Registrant's Quarterly Report on
                Form 10-Q (File No. 1-8668) for
                the fiscal quarter ending
                September 24, 1993).

                (i) First Amendment
                Agreement dated as of June
                17, 1994.  This document is being
                omitted from filing pursuant to
                Instruction 2 to Item 601 of
                Regulation S-K.

                (ii)    Second Amendment
                Agreement dated as of October 30,
                1995.  This document is being
                omitted from filing pursuant to
                Instruction 2 to Item 601 of
                Regulation S-K.

                (iii)   Fourth Amendment
                Agreement dated as of August 14,
                1996.  This document is being
                omitted from filing pursuant to
                Instruction 2 to Item 601 of
                Regulation S-K.

10.u*           Fingerhut Corporation
                Pension Excess Plan -- 1996
                Revision.

10.v*           Fingerhut Corporation
                Profit Sharing Excess Plan -- 1996 Revision.

10.w*           Fingerhut Companies,
                Inc. Supplemental Executive
                Retirement Plan (Incorporated by
                reference to Exhibit 10.w to
                Registrant's Annual Report on
                Form 10-K (File No. 1-8668) for
                the fiscal year ended
                December 29, 1995).

10.x*           Fingerhut Companies,
                Inc. Non-employee Directors Stock
                Option Plan (Incorporated by
                reference to Exhibit 10.x to
                Registrant's Annual Report on
                Form 10-K (File No. 1-8668) for
                the fiscal year ended December
                29, 1995).

10.y            Co-Brand Credit Card Agreement
                dated as of October 31, 1996
                between the Registrant and
                Fingerhut Corporation
                (Incorporated by reference to
                Exhibit 10.k to Metris Companies
                Inc.'s Annual Report on Form 10-K
                (File No. 001-2351) for the
                fiscal year ended December 31,
                1996).

10.z            Extended Service Plan Agreement
                dated as of October 31, 1996
                between the Registrant and
                Fingerhut Corporation
                (Incorporated by reference to
                Exhibit 10.l to Metris Companies
                Inc.'s Annual Report on Form 10-K
                (File No. 001-2351) for the
                fiscal year ended December 31,
                1996).

10.aa           Database Access Agreement dated
                as of October 31, 1996 between
                the Registrant and Fingerhut
                Corporation (Incorporated by
                reference to Exhibit 10.m to
                Metris Companies Inc.'s Annual
                Report on Form 10-K (File No. 001-
                2351) for the fiscal year ended
                December 31, 1996).

10.bb           Administrative Services Agreement
                dated as of October 31, 1996
                between the Registrant and
                Fingerhut Companies, Inc.
                (Incorporated by reference to
                Exhibit 10.n to Metris Companies
                Inc.'s Annual Report on Form 10-K
                (File No. 001-2351) for the
                fiscal year ended December 31,
                1996).

10.cc           Tax Sharing Agreement dated as of
                October 31, 1996 between the
                Registrant and Fingerhut
                Companies, Inc. (Incorporated by
                reference to Exhibit 10.o to
                Metris Companies Inc.'s Annual
                Report on Form 10-K (File No. 001-
                2351) for the fiscal year ended
                December 31, 1996).

10.dd           Registration Rights Agreement
                dated as of October 31, 1996
                between the Registrant and
                Fingerhut Companies, Inc.
                (Incorporated by reference to
                Exhibit 10.p to Metris Companies
                Inc.'s Annual Report on Form 10-K
                (File No. 001-2351) for the
                fiscal year ended December 31,
                1996).

10.ee           Data Sharing Agreement dated as
                of October 31, 1996 between
                Fingerhut Corporation and Direct
                Merchants Credit Card Bank,
                National Association
                (Incorporated by reference to
                Exhibit 10.q to Metris Companies
                Inc.'s Annual Report on Form 10-K
                (File No. 001-2351) for the
                fiscal year ended December 31,
                1996).


Other Exhibits

11              Computation of Earnings per Share

13              Pages 15 to 42 of the
                1996 Annual Report to
                Shareholders.  The 1996 Annual
                Report shall not be deemed to be
                filed with the Commission except
                to the extent that information is
                specifically incorporated herein
                by reference.  Exhibit 13 also
                includes a financial statement
                schedule, and independent
                auditors' report thereon, that
                was not part of the 1996 Annual
                Report.

21              Subsidiaries of the Registrant

23              Consent of KPMG Peat Marwick LLP

27              Financial Data Schedule

99              Cautionary Statement Regarding Forward Looking Statements
______
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.