Form 10-Q
period 1997-03-28
FINGERHUT COMPANIES INC
filed 1997-05-12
CIK 740126

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                          _______________________

                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For Fiscal Quarter Ended                                1-8668
    March 28, 1997                                Commission File Number

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

                Yes   X                      No _____

As of May 8, 1997, 46,192,313 shares of the Registrant's Common Stock, $.01 par value, were outstanding.




                         FINGERHUT COMPANIES, INC.

                                 FORM 10-Q

                              March 28, 1997


                             TABLE OF CONTENTS


Part I - Financial Information                                   Page

    Item 1. Financial Statements

             Consolidated Statements of Operations (Unaudited) -
              thirteen weeks ended March 28, 1997
              and March 29, 1996.................................. 3

             Consolidated Statements of Financial Position
              (Unaudited) - March 28, 1997 and December 27, 1996.. 4

             Consolidated Statements of Cash Flows (Unaudited) -
              thirteen weeks ended March 28, 1997 and
              March 29, 1996...................................... 5

             Condensed Notes to Consolidated Financial
              Statements (Unaudited).............................. 6

    Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition...................10



Part II - Other Information

    Item 6.  Exhibits and Reports on Form 8-K ....................19

    Signatures....................................................20




                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
        (In thousands of dollars, except share and per share data)
                                (Unaudited)



                                              Thirteen Weeks Ended
                                             March 28,     March 29,
                                               1997          1996
Revenues:

  Net sales                                 $  289,537    $  329,554
  Finance income and other securitization
   income, net                                  60,477        28,538
                                               350,014       358,092

Costs and expenses:

  Product cost                                 146,294       169,362
  Administrative and selling expenses          157,037       156,837
  Provision for uncollectible accounts          32,046        27,772
  Interest expense, net                          8,281         7,337

                                               343,658       361,308

Earnings (loss) before income taxes
 and minority interest                           6,356        (3,216)
Provision for income taxes                       2,368        (1,165)

Net earnings (loss) before minority
 interest                                        3,988        (2,051)

Minority interest                               (1,427)            -

Net earnings (loss)                         $    2,561    $   (2,051)

Earnings (loss) per share                   $      .05    $     (.04)

Dividends                                   $      .04    $      .04

Weighted average shares                     48,624,211    46,159,097



  See accompanying Condensed Notes to Consolidated Financial Statements.






                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         (In thousands of dollars)
                                (Unaudited)

                                          March 28,        December 27,
                                           1997                1996
ASSETS

Current assets:
  Cash and cash equivalents             $   86,672         $   61,003
  Customer accounts receivable, net        614,118            596,560
  Inventories, net                         131,916            127,735
  Promotional material                      65,844             60,871
  Deferred and other income taxes          161,208            166,879
  Other                                     15,884             12,815
    Total current assets                 1,075,642          1,025,863

Property and equipment, net                278,605            285,182
Excess of cost over fair value of
 net assets acquired, net                   45,401             42,601
Customer lists, net                          9,801              9,801
Other assets                                15,719             26,251
                                        $1,425,168         $1,389,698

LIABILITIES

Current liabilities:
  Accounts payable                      $  132,383         $  164,557
  Accrued payroll and employee benefits     40,437             46,723
  Other accrued liabilities                 63,462             78,239
  Revolving credit facility                208,000             73,000
  Other payables due to credit card
    securitizations, net                    49,764             36,619
  Current portion of long-term debt         25,084                 84
  Current income taxes payable                   -             60,721
    Total current liabilities              519,130            459,943

Long-term debt, less current portion       246,473            271,481
Deferred income taxes                       21,000             21,744
Other non-current liabilities                7,680              7,692
                                           794,283            760,860

Minority interest                           24,864             23,437

STOCKHOLDERS' EQUITY

Preferred stock                                  -                  -
Common stock                                   462                462
Additional paid-in capital                 288,748            288,793
Unearned compensation                       (1,345)            (1,856)
Earnings reinvested                        318,156            318,002
  Total stockholders' equity               606,021            605,401
                                        $1,425,168         $1,389,698

  See accompanying Condensed Notes to Consolidated Financial Statements.




                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of dollars)
                                (Unaudited)

                                                     Thirteen Weeks Ended
                                                    March 28,     March 29,
                                                      1997           1996
Cash flows from operating activities:
  Net earnings (loss)                              $    2,561    $   (2,051)
  Adjustments to reconcile net earnings (loss) to net cash used by operating activities:

    Depreciation and amortization                      13,120        12,076
    Amortization of unearned compensation                 511         1,285
    Minority interest in earnings                       1,427             -

    Change in assets and liabilities:
       Customer accounts receivable, net              (17,558)      (27,721)
       Inventories, net                                (4,181)        2,951
       Promotional material and other current assets   (8,042)        4,554
       Accounts payable                               (32,174)      (41,208)
       Accrued payroll and employee benefits           (6,286)       (9,221)
       Accrued liabilities                            (14,777)       (7,039)
       Other payables due to credit card
        securitizations, net                           13,145             -
       Current income taxes receivable/payable        (70,605)      (44,691)
       Deferred income taxes                           14,882         9,916
       Other                                            6,069         3,603
Net cash used by operating activities                (101,908)      (97,546)

Cash flows from investing activities:
  Additions to property and equipment                  (4,891)      (23,549)
Net cash used by investing activities                  (4,891)      (23,549)

Cash flows from financing activities:
  Repayments of long-term debt                             (8)           (8)
  Revolving credit facility                           135,000        94,000
  Issuance of common stock                                247           870
  Repurchase of common stock                             (924)            -
  Cash dividends paid                                  (1,847)       (1,841)
Net cash provided by financing activities             132,468        93,021
Net increase (decrease) in cash and cash equivalents   25,669       (28,074)
Cash and cash equivalents at beginning of period       61,003        66,109
Cash and cash equivalents at end of period         $   86,672    $   38,035

Supplemental noncash investing and financing activities:
  Tax benefit from exercise of non-qualified
   stock options                                   $       71    $      257
  Issuance of restricted stock                     $        -    $    4,978
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest         $   10,007    $   10,505
  Cash paid during the period for income taxes     $   58,085    $   33,688

Included in cash and cash equivalents were liquid investments with original maturities of fifteen days or less.

  See accompanying Condensed Notes to Consolidated Financial Statements.



                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Unaudited


1.   Consolidated financial statements
     The consolidated financial statements of Fingerhut Companies, Inc. (the "Company") reflect the financial position and results of operations of the Company and its wholly owned and majority owned subsidiaries, after elimination of all material intercompany transactions and balances. Minority interest represents minority stockholders' 17 percent share of the equity in Metris Companies Inc. ("Metris").

     The consolidated financial statements as of March 28, 1997 and March 29, 1996, and for the thirteen weeks ended March 28, 1997 and March 29, 1996, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim period should not be considered indicative of the results to be expected for the entire year.

     During the current quarter, the Company implemented Statement of Financial Accounting Standards No. 125 (FAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS 125 did not have a material effect on the consolidated financial statements.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share." This Statement is effective for financial statements issued for periods ending after December 15, 1997 and supersedes APB Opinion No. 15, "Earnings Per Share." The Statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement as well as requires companies to restate prior-period EPS for all periods in which an income statement is presented.

     The Company has reviewed this Statement and notes that it will affect the computation and presentation of EPS. However, the Company has not completed all of the detailed computations and analysis necessary to determine the definitive impact on prior-period EPS as well as the calculation of EPS going forward. The Company intends to adopt this Statement prospectively, in the fourth quarter of 1997, as early application is not permitted.

2.   Reclassifications

     Customer allowances, which were previously included in the Consolidated Statements of Operations under the caption
     "Administrative and selling expenses," have been reclassified as a reduction of "Net sales" for all periods presented. This reclassification totaled $5.3 million for the thirteen weeks ended March 29, 1996.

     Certain expenses, which were previously classified as "Discount on sale of accounts receivable", have been reclassified as a reduction of "Finance income and other securitization income, net." This reclassification totaled $14.8 million for the thirteen weeks ended March 29, 1996. In addition, that portion of the "Provision for uncollectible accounts" relating to accounts receivable sold have been reclassed and netted with "Finance income and other securitization income, net." This reclassification totaled $28.6 million for the thirteen weeks ended March 29, 1996. Lastly, collection costs associated with the receivables sold were reclassified out of "Administrative and selling expenses" and netted with "Finance income and other securitization income, net." This reclassification totaled $1.5 million for the thirteen weeks ended March 29, 1996. These reclassifications, in addition to certain balance sheet reclassifications, were made in order to present the accounting for securitizations consistently between the Company's two segments.

     All prior-period financial information has been restated to conform with the current period's presentation, and the reclassifications had no effect on net earnings (loss).

3.   Earnings (loss) per share

     Earnings per share, for the current thirteen week period, was computed by dividing net earnings by the weighted average shares of common stock and common stock equivalents outstanding during the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock was calculated using the treasury stock method.

     Loss per share, for the prior-year period, was determined by dividing net loss by the weighted average shares outstanding. Common stock equivalents were not included in the determination of the loss per share in the prior-year period as their effect was anti-dilutive.

4.   Customer accounts receivable, net

     Customer accounts receivable, net of amounts sold, consisted of the following:


     (In thousands of dollars)              March 28,    December 27,
                                               1997          1996
     Customer installment receivables       $  481,396    $  560,931
     Reserve for uncollectible accounts,
      net of anticipated recoveries            (97,847)     (117,296)
     Reserve for returns and exchanges         (13,263)      (13,319)
     Other reserves                            (15,104)      (19,820)
        Net collectible amount                 355,182       410,496
     Unearned finance income                   (20,762)      (23,969)
        Customer installment receivables,
         net                                   334,420       386,527

     Credit card and other receivables, net    299,055       222,862
     Reserve for uncollectible accounts,
      net of anticipated recoveries            (19,357)      (12,829)
         Credit card and other receivables,
          net                                  279,698       210,033
     Total Customer accounts receivable,
      net                                   $  614,118    $  596,560

     Certain balance sheet reclassifications were made during the current quarter in order to present the accounting for securitizations consistently between the Company's two segments. As a result, certain December 27, 1996 balance sheet items related to Metris' credit card securitizations were reclassified. Specifically, $49.2 million was reclassified from Credit card and other receivables, net to "Other payables due to credit card securitizations, net" ($46.6 million), "Other accrued liabilities"($2.5 million) and "Other" current assets ($.1 million).

5.   Stockholders' equity

     During the thirteen-week period ended March 28, 1997, 23,176 shares of common stock were issued related to the exercise of employee stock options and 9,957 shares of common stock were issued under the Fingerhut Companies, Inc. Employee Stock Purchase Plan. The total shares of common stock outstanding as of March 28, 1997 was 46,188,013.

6.   Subsequent events

     On April 17, 1997 the Company declared a cash dividend in the amount of $.04 per share, aggregating approximately $1.8 million, payable on May 15, 1997, to the shareholders of record as of the close of business on May 1, 1997.

     In April 1997, the Company issued 4,300 shares related to the exercise of employee stock options and repurchased, at prevailing market prices, 88,000 shares of its common stock for an aggregate of $1.2 million.

     In April 1997, the Fingerhut Master Trust issued additional Series 1997-1 variable funding certificates, which increased the maximum proceeds to $590.0 million. The Series 1997-1 certificates begin amortizing in May 1998.

     In May 1997, the Metris Master Trust issued Series 1997-1 certificates to third parties with a principal amount of $794.8 million, generating proceeds of $792.2 million of which $667.7 million was used to reduce the Class A Variable Funding Certificate issued under Series 1995-1. The Series 1997-1 certificates are scheduled to begin accumulating principal collections in March 2001, however, the accumulation period could potentially begin at a later date. The expected final payment date of these certificates is in April 2002.





                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION
                           THIRTEEN WEEKS ENDED
                     MARCH 28, 1997 AND MARCH 29, 1996

                 DIRECT-TO-THE-CONSUMER MARKETING SEGMENT
                         STATEMENTS OF OPERATIONS
             (In thousands of dollars, except per share data)
                                (Unaudited)



                                                Thirteen Weeks Ended
                                               March 28,     March 29,
                                                 1997          1996
Revenues:

  Net sales                                   $  290,156    $  326,359
  Finance income and other securitization
   income, net                                     3,134         4,124
                                                 293,290       330,483

Costs and expenses:

  Product cost                                   146,433       167,879
  Administrative and selling expenses            124,872       143,056
  Provision for uncollectible accounts            20,992        23,082
  Interest expense, net                            7,219         5,951

                                                 299,516       339,968

Loss before income taxes                          (6,226)       (9,485)
Provision for income taxes                        (2,476)       (3,579)

Net loss                                      $   (3,750)   $   (5,906)

Loss per share                                $     (.08)   $     (.12)


Fingerhut Key Statistics:
Sales per mailing - existing customer list    $     2.95    $     2.88
Cost per new customer                         $    16.29    $    14.99
Mailings (in 000's):
  New customers                                   32,962        45,383
  Existing customers                              68,013        74,019
Active customer list (in 000's)                    4,598         5,117
Contribution margin per existing customer     $       15    $       13
Reserves for bad debt as a percent of
 total managed receivables                          17.1%         17.4%
Reserves for bad debt as a percent of
 accounts 29 days plus delinquent                     77%           76%

Segment Key Statistics:
Capital expenditures (in 000's)               $    3,086    $   22,985
Depreciation (in 000's)                       $   12,818    $   11,999





                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION
                           THIRTEEN WEEKS ENDED
                     MARCH 28, 1997 AND MARCH 29, 1996

                 DIRECT-TO-THE-CONSUMER MARKETING SEGMENT
                 STATEMENTS OF OPERATIONS (Managed Basis*)
             (In thousands of dollars, except per share data)
                                (Unaudited)



                                              Thirteen Weeks Ended
                                             March 28,     March 29,
                                               1997          1996
Revenues:

  Net sales                                 $  290,156    $  326,359
  Finance income and other revenues             45,988        48,973
                                               336,144       375,332

Costs and expenses:

  Product cost                                 146,433       167,879
  Administrative and selling expenses          126,482       144,523
  Provision for uncollectible accounts          47,438        51,656
  Discount on sale of accounts receivable       14,798        14,808
  Interest expense, net                          7,219         5,951

                                               342,370       384,817

Loss before income taxes                        (6,226)       (9,485)
Provision for income taxes                      (2,476)       (3,579)

Net loss                                    $   (3,750)   $   (5,906)

Loss per share                              $     (.08)   $     (.12)


* Presented in format consistent with prior periods.




                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION
                           THIRTEEN WEEKS ENDED
                     MARCH 28, 1997 AND MARCH 29, 1996

Results of Operations

Direct-to-the-Consumer Marketing Segment
Net sales for the current 13-week period were $290.2 million compared to net sales of $326.4 million for the related period in 1996, a decrease of 11 percent. Fingerhut Corporation ("Fingerhut"), the Company's core business in this segment, had first quarter net sales of $276.6 million compared to $312.8 million in the same period in 1996, a decrease of 12 percent. Net sales from Fingerhut's new customer acquisition programs decreased 27 percent to $51.2 million. The decrease was the result of Fingerhut's strategy to move new customer mailings out of the first quarter and into more productive quarters. As a result, mailings to new customers decreased 27 percent from last year's first quarter. Net sales from Fingerhut's existing customer list declined 7 percent to $225.4 million primarily due to a reduction in mailings, partially offset by higher sales per mailing.

Finance income and other securitization income, net for the first quarter was $3.1 million, compared to $4.1 million for the comparable prior-year period. The decline was primarily the result of lower net sales.

Product cost for the current 13-week period was 50.5 percent of net sales, or $146.4 million, compared to 51.4 percent of net sales, or $167.9 million, during the comparable prior-year period. The decrease as a percent of net sales was primarily the result of Fingerhut's cost-reduction initiatives and ongoing programs to consolidate vendors and improve margins.

Administrative and selling expenses for the current 13-week period were $124.9 million, or 43.0 percent of net sales, compared to $143.1 million, or 43.8 percent of net sales, in the comparable prior-year period. Higher sales per mailing during the quarter, lower paper costs, as well as Fingerhut's continued focus on cutting costs, contributed to the segment's lower administrative and selling expenses as a percent of net sales.

During the current quarter, the provisions relating to receivables sold were reclassified to "Finance income and other securitization income, net." The provision for uncollectible accounts on a "managed" basis for the current 13-week period was 16.3 percent of net sales, compared to 15.8
percent of net sales for the first quarter of 1996.   The Company
continues to focus on reducing bad debt through the tightening of its credit criteria as well as the acceleration of collection programs.

Net interest expense for the current 13-week period was $7.2 million compared to $6.0 million in the first quarter of 1996. The increase was primarily due to higher borrowings under the Revolving Credit Facilities as well as lower amounts of capitalized interest relating to fixed asset projects.

The effective consolidated tax rate, which includes both the Direct-to-the-Consumer Marketing and Financial Services Segments, for the first quarter of 1997 was 37.3 percent compared to 36.2 percent in the comparable prior-year period.

As a result of the items discussed above, the Direct-to-the-Consumer Marketing Segment incurred a net loss for the 13-week period ended March 28, 1997 of $3.8 million, or $(.08) per share, compared to a first quarter 1996 net loss of $5.9 million, or $(.12) per share.



                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION
                           THIRTEEN WEEKS ENDED
                     MARCH 28, 1997 AND MARCH 29, 1996

                           METRIS COMPANIES INC.
                         STATEMENTS OF OPERATIONS
             (In thousands of dollars, except per share data)
                                (Unaudited)


                                              Thirteen Weeks Ended
                                             March 31,     March 31,
                                               1997          1996
Revenues:

  Net sales                                 $    1,068    $    5,554
  Finance income and other securitization
    income, net                                 57,343        24,414

                                                58,411        29,968

Costs and expenses:

  Product cost                                      32         2,415
  Administrative and selling expenses           33,681        15,208
  Provision for uncollectible accounts          11,054         4,690
  Interest expense, net                          1,062         1,386

                                                45,829        23,699

Earnings before income taxes and
 minority interest                              12,582         6,269
Provision for income taxes                       4,844         2,414

Net earnings before minority interest       $    7,738    $    3,855
Minority interest                               (1,427)            -

Net earnings                                $    6,311    $    3,855

Earnings per share                          $      .13    $      .08

Key Statistics:
Managed net charge-off ratio                       8.5%          5.8%
Period-end managed loans (in 000's)         $1,816,653    $  676,974
Total accounts (in 000's)                        1,475           769
Managed loan loss reserves (in 000's)       $  116,809    $   28,426
Managed delinquency ratio                          6.0%          3.8%
Reserves as a percent of 30-day plus
 delinquent receivables                            107%          111%




                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION
                           THIRTEEN WEEKS ENDED
                     MARCH 28, 1997 AND MARCH 29, 1996

Financial Services Segment (Metris Companies Inc.)

Metris contributed net income for the quarter ended March 31, 1997 of $6.3 million, or $.13 per share, up from $3.9 million, or $.08 per share for the first quarter of 1996. The 64 percent increase in net income is the result of an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses. These increases were largely attributable to the growth in average managed loans from $610 million at March 31, 1996 to $1.7 billion at March 31, 1997, an increase of 181 percent.


Liquidity and Capital Resources (Consolidated)

The Company funds its operations through internally generated funds, the sale of accounts receivable pursuant to the Fingerhut Master Trust and the Metris Master Trust, borrowings under the Company's Amended and Restated Revolving Credit Facility and Metris' Revolving Credit Facility (collectively, the "Revolving Credit Facilities") and the issuance of long-term debt and common stock.

The proceeds from the sale of Fingerhut accounts receivable were $1.142 billion and $1.280 billion at March 28, 1997 and December 27, 1996, respectively. Net proceeds received from the sale of MasterCard receivables were $1.522 billion at March 31, 1997 and $1.397 billion at December 31, 1996, of which $20.0 million and $17.0 million, respectively, was deposited in an investor reserve account held by the trustee of the Metris Master Trust for the benefit of the Metris Master Trust's certificateholders. In May 1997, the Metris Master Trust issued Series 1997-1 certificates to third parties with a principal amount of $794.8 million, generating proceeds of $792.2 million of which $667.7 million was used to reduce the Class A Variable Funding Certificate issued under Series 1995-1. The Series 1997-1 certificates are scheduled to begin accumulating principal collections in March 2001, however, the accumulation period could potentially begin at a later date. The expected final payment date for these certificates is in April 2002.

In December 1996, the Fingerhut Master Trust Series 1994-1 certificates commenced controlled amortization, whereby collections on the securitized receivables are now being used to pay down the principal portion of the underlying certificates. In January 1997, the Company issued Series 1997-1 variable funding certificates to refinance approximately half of the amortizing certificates. In April 1997, the Company issued additional Series 1997-1 variable funding certificates, which increased the maximum proceeds to $590.0 million. The monthly proceeds generated from Series 1997-1 will be sufficient to cover the monthly pay-down of the amortizing 1994-1 certificates. The Company believes the Fingerhut Master Trust will be able to issue a new series of certificates to replace the remaining portion of the amortizing certificates. The Company plans to support future receivables growth through the sale and issuance of additional certificates by the Master Trusts and through borrowings under the Revolving Credit Facilities.

The Revolving Credit Facilities provide for aggregate commitments of up to $500.0 million, of which $200.0 million represents the Company's credit facility and $300.0 million represents Metris' credit facility. The expiration date for both facilities is September 2001. As of March 28, 1997, outstanding revolving credit balances totaled $208.0 million and outstanding letters of credit totaled $7.4 million. As of March 29, 1996, outstanding revolving credit balances totaled $209.0 million and outstanding letters of credit totaled $5.8 million. Additional outstanding open letters of credit under a separate agreement aggregated $28.4 million and $25.3 million at March 28, 1997 and March 29, 1996, respectively.

The Company had an aggregate amount of fixed rate notes outstanding of $270.0 million as of March 28, 1997 and $245.0 million as of March 29, 1996. A total of $25.0 million of the notes mature in December 1997.

The Company used $101.9 million of cash for operations during the 13-week period ended March 28, 1997, compared with $97.5 million for the related period in 1996. This net $4.4 million increase in cash used for operations resulted primarily from an increase in income taxes paid, partially offset by the increase in net earnings and other miscellaneous items.

Net cash used by investing activities for the 13-week period ended March
28, 1997 was $4.9 million, compared to $23.5 million for the comparable period in 1996. In January 1996, the owner of certain office and warehouse facilities leased to the Company exercised its right to require the Company to repurchase those facilities for approximately $14.1 million. Thus, the decrease in capital spending year over year was due primarily to this prior-year expenditure as well as the Company's overall reduction in capital outlays.

The $39.4 million increase in net cash provided by financing activities was due primarily to a $41.0 million increase in net borrowings under the Revolving Credit Facilities.

During 1994, the Company's Board of Directors authorized the repurchase of up to 2.5 million shares of the Company's common stock that may be made from time to time at prevailing prices in the open market or by block purchase and may be discontinued at any time. The purchases are made within certain restrictions relating to volume, price and timing in order to minimize the impact of the purchase on the market for the Company's common stock. During the current 13-week period, the Company repurchased at prevailing market prices 65,000 shares of its common stock for an aggregate of $.9 million. No purchases were made during the comparable prior-year period. In April 1997, the Company repurchased at prevailing market prices 88,000 shares of its common stock for an aggregate of $1.2 million. Total purchases to date under this plan were 1,533,300 shares for an aggregate of $23.6 million.

On April 17, 1997, the Company declared a cash dividend in the amount of $.04 per share, aggregating approximately $1.8 million, payable on May 15, 1997, to the shareholders of record as of the close of business on May 1, 1997.

In April 1997, the Company issued 4,300 shares related to the exercise of employee stock options.

The Company believes it will have sufficient funds available to meet current and future commitments.





                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                        FORWARD LOOKING STATEMENTS


This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding intent, belief or current expectations of the Company and its management. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements, including: general economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation; risks associated with unsecured credit transactions; interest rate risks; seasonal variations in consumer purchasing activities; increases in postal and paper costs; competition in the retail and direct marketing industry; dependence on the securitization of accounts receivable and credit card loans to fund operations; state and federal laws and regulations related to advertising, offering and extending credit, charging and collecting state sales/use taxes; product safety; and risks of doing business with foreign suppliers. Each of these factors is more fully discussed in Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1996.



                        Part II.  Other Information


Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits:

               11       Computation of Earnings (Loss) per Share

               27       Financial Data Schedule

           (b) Reports on Form 8-K:

               None.




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FINGERHUT COMPANIES, INC.


Date:  May 12, 1997        By:  /s/ Peter G. Michielutti
                               -------------------------
                           Peter G. Michielutti
                           Chief Financial Officer
                           (Principal Financial Officer)


Date:  May 12, 1997        By:  /s/ John C. Manning
                              ---------------------
                           John C. Manning
                           Vice President, Finance


Date:  May 12, 1997        By:  /s/ Thomas C. Vogt
                              ---------------------
                           Thomas C. Vogt
                           Corporate Controller
                           (Principal Accounting Officer)