Form 10-Q
period 1997-06-27
FINGERHUT COMPANIES INC
filed 1997-08-11
CIK 740126

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                          _______________________
                                 FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT
                  OF 1934
For Fiscal Quarter Ended                                      1-8668
    June 27, 1997                                      Commission File Number

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

                Yes   X                      No _____

As of August 6, 1997, 46,202,244 shares of the Registrant's Common Stock, $.01 par value, were outstanding.





                         FINGERHUT COMPANIES, INC.

                                 FORM 10-Q
                               June 27, 1997




                             TABLE OF CONTENTS






Part I - Financial Information
Page
    Item 1. Financial Statements
             Consolidated Statements of Earnings (Unaudited)
              thirteen weeks and twenty-six weeks ended
              June 27, 1997 and June 28, 1996........................ 3

            Consolidated Statements of Financial Position
              (Unaudited) - June 27, 1997 and December 27, 1996 ......4

             Consolidated Statements of Cash Flows (Unaudited)
              twentysix weeks ended June 27, 1997 and
              June 28, 1996.......................................... 5

              Condensed Notes to Consolidated Financial
              Statements (Unaudited)................................. 6

     Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition .................... 10





Part II - Other Information

    Item 1.  Legal Proceedings ..................................... 21

    Item 4.  Submission of Matters to a Vote of Security Holders.... 21

    Item 6.  Exhibits and Reports on Form 8-K......................  21

    Signatures...................................................... 22

                    FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EARNINGS
        (In thousands of dollars, except share and per share data)
                                  (Unaudited)




                          Thirteen Weeks Ended     Twenty-Six Weeks Ended
                          June 27,    June 28,      June 27,    June 28,
                            1997       1996          1997         1996
Revenues:
  Net sales             $  340,726   $  358,834    $  630,263   $ 688,388
  Finance income and
   other securitization
   income, net              55,489       27,127       115,966      55,665
                           -------
                           396,215      385,961       746,229     744,053

Costs and expenses:

  Product cost             177,438      190,470       323,732     359,832
  Administrative and
   selling expenses        164,543      157,995       321,580     314,832
  Provision for uncol-
   lectible accounts        26,582       26,884        58,628      54,656
  Interest expense, net      8,803        7,248        17,084      14,585
                           377,366      382,597       721,024     743,905

Earnings before income
 taxes and minority
      interest              18,849        3,364        25,205         148
Provision for income
  taxes                      7,296        1,219         9,664          54

Net earnings before
  minority interest         11,553        2,145        15,541          94
Minority interest           (1,644)           -        (3,071)          -
Net earnings            $    9,909   $    2,145    $   12,470   $      94

Earnings per share      $      .20   $      .04    $      .26   $     .00

Dividends               $      .04   $      .04    $      .08   $     .08

Weighted average shares 48,889,417   48,820,545    48,755,765  48,703,782

  See accompanying Condensed Notes to Consolidated Financial Statements.

                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                       (In thousands of dollars)
                                (Unaudited)

                                          June 27,         December 27,
                                            1997               1996
ASSETS

Current assets:
  Cash and cash equivalents             $   83,392         $     61,003
  Customer accounts receivable, net        565,099              596,560
  Inventories, net                         129,458              127,735
  Promotional material                      67,371               60,871
  Deferred income taxes                    159,565              166,879
  Other                                     13,736               12,815
    Total current assets                 1,018,621            1,025,863

Property and equipment, net                272,134              285,182
Excess of cost over fair value of
 net assets acquired, net                   45,178               42,601
Customer lists, net                          9,801                9,801
Other assets                                15,974               26,251
                                        $1,361,708           $1,389,698
LIABILITIES
Current liabilities:
  Accounts payable                      $  149,970         $    164,557
  Accrued payroll and employee benefits     31,108               46,723
  Other accrued liabilities                 60,699               78,239
  Revolving credit facility                 97,000               73,000
  Other payables due to credit card
    securitizations, net                    77,471               36,619
  Current portion of long-term debt         25,084                   84
  Current income taxes payable               5,204               60,721
    Total current liabilities              446,536              459,943

Long-term debt, less current portion       246,435              271,481
Deferred income taxes                       21,233               21,744
Other non-current liabilities                8,122                7,692
                                           722,326              760,860

Minority interest                           26,476               23,437

STOCKHOLDERS' EQUITY
Preferred stock                                  -                    -
Common stock                                   460                  462
Additional paid-in capital                 288,809              288,793
Unearned compensation                       (1,099)              (1,856)
Earnings reinvested                        324,736              318,002
  Total stockholders' equity               612,906              605,401
                                        $1,361,708           $1,389,698

See accompanying Condensed Notes to Consolidated Financial Statements.


                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands of dollars)
                             (Unaudited)
                                                     Twenty-Six Weeks Ended
                                                     June 27,     June 28,
                                                      1997          1996
Cash flows from operating activities:
  Net earnings                                   $   12,470    $       94
  Adjustments to reconcile net earnings to
   net cash provided (used) by operating activities:
    Depreciation and amortization                    26,622        24,497
    Amortization of unearned compensation               757         1,896
    Minority interest in earnings                     3,039             -

    Change in assets and liabilities:
      Customer accounts receivable, net and other payables due to
       credit card securitizations, net              72,313        37,585
      Inventories, net                               (1,723)       12,622
       Promotional material and other current assets (7,421)       10,572
      Accounts payable                              (14,587)      (30,347)
       Accrued payroll and employee benefits        (15,615)      (18,810)
       Accrued liabilities                          (17,540)       (7,753)
      Current income taxes payable                  (55,325)      (43,751)
      Deferred income taxes                           6,803         9,802
      Other                                           5,115        (1,473)
Net cash provided (used) by operating activities     14,908        (5,066)

Cash flows from investing activities:
  Additions to property and equipment               (10,559)      (31,992)
Net cash used by investing activities               (10,559)      (31,992)

Cash flows from financing activities:
  Repayments of long-term debt                          (46)      (65,053)
  Revolving credit facility                          24,000        86,000
  Issuance of common stock                            1,099         1,255
  Repurchase of common stock                         (3,325)       (3,428)
  Cash dividends paid                                (3,688)       (3,700)
Net cash provided by financing activities            18,040        15,074
Net increase(decrease) in cash and cash
 equivalents                                         22,389       (21,984)

Cash and cash equivalents at beginning of period     61,003        66,109
Cash and cash equivalents at end of period       $   83,392    $   44,125

Supplemental noncash investing and financing activities:
 Tax benefit from exercise of non-qualified
  stock options, disqualified dispositions of Employee Stock Purchase
   Plan Shares, and vesting of restricted stock  $      192    $      241
 Issuance of restricted stock                    $        -    $    4,790

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest       $   17,199     $  20,401
  Cash paid during the period for income taxes   $   58,287     $  34,140

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

     The consolidated financial statements as of June 27, 1997 and June 28, 1996, and for the thirteen and twenty-six weeks ended June 27, 1997 and June 28, 1996, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim period should not be considered indicative of the results to be expected for the entire year.

     During the first quarter of 1997, the Company implemented
     Statement of Financial Accounting Standards No. 125 (FAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS 125 did not have a material effect on the consolidated financial statements.

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

     The Company has reviewed this Statement and notes that it will affect the computation and presentation of EPS. However, the Company has not completed all of the detailed computations and analysis necessary to determine the definitive impact on prior period EPS as well as the calculation of EPS going forward. The Company intends to adopt this Statement prospectively, in the fourth quarter of 1997, as early application is not permitted.

2.   Reclassifications

     Customer allowances, which were previously included in the Consolidated Statements of Earnings under the caption "Administrative and selling expenses," have been reclassified as a reduction of "Net sales" for all periods presented. This reclassification totaled $9.5 million for the thirteen weeks ended June 28, 1996, and $14.8 million for the respective twenty-six week period.

     Certain expenses, which were previously classified as "Discount on sale of accounts receivable", have been reclassified as a reduction of "Finance income and other securitization income, net." This reclassification totaled $16.l million for the thirteen weeks ended June 28, 1996, and $30.9 million for the respective twenty-six week period. In addition, that portion of the "Provision for uncollectible accounts" relating to accounts receivable sold have been reclassed and netted with "Finance income and other securitization income, net." This reclassification totaled $34.4 million for the thirteen weeks ended June 28, 1996, and $63.0 million for the respective twenty-six week period. Lastly, collection costs associated with the receivables sold were reclassified out of "Administrative and selling expenses" and netted with "Finance income and other securitization income, net." This reclassification totaled $3.6 million for the thirteen weeks ended June 28, 1996, and $5.1 million for the respective twenty-six week period. These reclassifications, in addition to certain balance sheet reclassifications, were made in order to present the accounting for securitizations consistently between the Company's two segments.

     All prior-period financial information has been restated to conform with the current period's presentation, and the reclassifications had no effect on net earnings.

3.   Derivative Financial Instruments Held or Issued for Purposes
     Other Than Trading

     The Company enters into interest rate cap and swap agreements to hedge its economic exposure to fluctuating interest rates associated with the floating rate certificates issued by the Fingerhut Master Trust and the floating and fixed rate certificates issued by the Metris Master Trust. If a derivative financial instrument or the instrument it is hedging is sold or terminated, the Company will recognize a gain or loss resulting from the transaction in the period the derivative is sold or terminated. The Company has not sold or terminated any derivative financial instruments.

4.   Earnings per share

     Earnings per share was computed by dividing net earnings by the weighted average shares of common stock and common stock equivalents outstanding during the periods. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock was calculated using the treasury stock method.

5.   Customer accounts receivable, net

     Customer accounts receivable, net of amounts sold, consisted of the following:

     (In thousands of dollars)                  June 27,    December27,
                                                 1997         1996

   Customer installment receivables          $  441,175   $  560,931
     Reserve for uncollectible accounts,
      net of anticipated recoveries             (93,709)    (117,296)
     Reserve for returns and exchanges          (11,869)     (13,319)
     Other reserves                             (16,747)     (19,820)
        Net collectible amount                  318,850      410,496
     Unearned finance income                    (21,913)     (23,969)
        Customer installment
         receivables, net                    $  296,937   $  386,527

     Credit card and other receivables, net     286,417      222,862
     Reserve for uncollectible accounts,
      net of anticipated recoveries             (18,255)     (12,829)
        Credit card and other receivables, net  268,162      210,033

   Total customer accounts receivable, net   $  565,099   $  596,560

     Certain balance sheet reclassifications were made during the current period in order to present the accounting for securitizations consistently between the Company's two segments. As a result, certain December 27, 1996 balance sheet items related to Metris' credit card securitizations were reclassified. Specifically, $49.2 million was reclassified from Credit card and other receivables, net to "Other payables due to credit card securitizations, net" ($46.6 million), "Other accrued liabilities" ($2.5 million) and "Other current assets" ($.1 million).

6.   Stockholders' equity

     During the twenty-six week period ended June 27, 1997, 78,459 shares of common stock were issued related to the exercise of employee stock options and 27,275 shares of common stock were issued under the Fingerhut Companies, Inc. Employee Stock Purchase Plan. The Company also repurchased at prevailing market prices 228,900 shares of its common stock for an aggregate of $3.3 million. The total shares of common stock outstanding as of June 27, 1997 was 46,030,296.

7.   Subsequent events

     On July 17, 1997, the Company declared a cash dividend in the amount of $.04 per share, aggregating approximately $1.8 million, payable on August 14, 1997, to the shareholders of record as of the close of business on July 31, 1997.

     In the fiscal month ended July 25, 1997, the Company issued
     16,805 shares of common stock under the Fingerhut Companies, Inc. Employee Stock Purchase Plan and 42,023 shares related to the exercise of employee stock options.

                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION
                   THIRTEEN AND TWENTY-SIX WEEKS ENDED
                      JUNE 27, 1997 AND JUNE 28, 1996


                              RETAIL SEGMENT
                         STATEMENTS OF OPERATIONS
           (In thousands of dollars, except per share data)
                              (Unaudited)


                          Thirteen Weeks Ended      Twenty-Six Weeks Ended
                          June 27,     June 28,     June 27,      June 28,
                            1997         1996         1997          1996

Revenues:

  Net sales             $  340,400   $  357,017    $  630,556   $  683,376
  Finance income and
   other securitization
   income, net                 355          665         3,489        4,789
                           340,755      357,682       634,045      688,165

Costs and expenses:

  Product cost             177,289      191,286       323,722      359,165
  Administrative and
   selling expenses        133,052      137,998       257,924      281,054
  Provision for uncol-
   lectible accounts        20,153       26,401        41,145       49,483
  Interest expense, net      7,215        6,826        14,434       12,777

                           337,709      362,511       637,225      702,479
Earnings (loss) before
 income taxes                3,046       (4,829)       (3,180)     (14,314)
Provision for income
 taxes                       1,212       (1,935)       (1,264)      (5,514)

Net earnings (loss)     $    1,834   $   (2,894)   $   (1,916)  $   (8,800)

Earnings (loss) per
 share                  $      .04   $     (.06)   $     (.04)  $     (.18)

                              Retail Segment
                                (unaudited)

                          Thirteen Weeks Ended      Twenty-Six Weeks Ended
                          June 27,     June 28,     June 27,     June 28,
                           1997         1996          1997         1996



Fingerhut Key Statistics:
Sales per mailing -
 existing customer list $     2.93   $     3.46    $     2.94   $   3.16
Cost per new customer   $    13.72   $    16.90    $    14.97   $  15.90
Mailings (in 000's)
  New customers             35,098       49,417        68,061     94,800
  Existing customers        85,282       69,804       153,295    143,823
Active customer list *
      (in 000's)             4,562        5,068         4,562      5,068
Contribution margin per
    existing customer   $       20   $       17    $       35   $     30
Reserves for bad debt
 as a percent of total
 managed receivables          17.1%        17.9%         17.1%      17.9%
Reserves for bad debt
 as a percent of
 accounts 29 days plus
 delinquent                     70%          70%           70%        70%
Segment Key Statistics:
Capital expenditures
 (in 000's)             $    5,143   $    7,049    $    8,385   $ 30,016
Depreciation (in 000's) $   11,178   $   11,224    $   22,679   $ 22,526





* Includes existing customers who have made a purchase from Fingerhut in the last twelve months.


                              RETAIL SEGMENT
                 STATEMENTS OF OPERATIONS (Managed Basis*)
              (In thousands of dollars, except per share data)
                                (Unaudited)

                          Thirteen Weeks Ended      Twenty-Six Weeks Ended
                          June 27,     June 28,      June 27,   June 28,
                            1997         1996         1997        1996

Revenues:

  Net sales             $  340,400   $  357,017    $  630,556   $  683,376
  Finance income and
   other revenues           55,673       54,747       101,661      103,720
                           396,073      411,764       732,217      787,096

Costs and expenses:

  Product cost             177,289      191,286       323,722      359,165
  Administrative and
   selling expenses        136,447      141,575       262,929      286,098
  Provision for uncol-
   lectible accounts        56,323       60,778       103,761      112,434
  Discount on sale of
   accounts receivable      15,753       16,128        30,551       30,936
  Interest expense, net      7,215        6,826        14,434       12,777

                           393,027      416,593       735,397       801,410
Earnings (loss) before
 income taxes                3,046       (4,829)       (3,180)      (14,314)
Provision for income
 taxes                       1,212       (1,935)       (1,264)       (5,514)
Net earnings (loss)     $    1,834   $   (2,894)   $   (1,916)  $    (8,800)
Earnings (loss) per
 share                  $      .04   $     (.06)   $     (.04)  $      (.18)



          * Presented in format consistent with prior periods.


Results of Operations - Retail Segment

Second Quarter
Net sales for the current 13-week period were $340.4 million compared to net sales of $357.0 million for the related period in 1996, a
decrease of 5   percent.  Fingerhut Corporation ("Fingerhut"), the
Company's core business in this segment, had second quarter net sales of $333.4 million compared to $350.2 million in the same period in 1996, a decrease of 5 percent. Net sales from Fingerhut's new customer acquisition programs decreased 20 percent to $60.6 million. This decrease was the result of Fingerhut moving mailings to new customers out of the first and second quarters and into the more productive third and fourth quarters. As a result, mailings to new customers decreased 29 percent from last year's second quarter. Net sales from Fingerhut's existing customer list totaled $272.8 million, which was flat with the second quarter of 1996. The impact of higher mailings to Fingerhut's existing customer list was offset by lower sales per mailing during the quarter.

Finance income and other securitization income, net, for the quarter was $0.4 million, compared to $0.7 million in the second quarter of 1996. This decline was primarily the result of lower net sales.

Product cost for the current 13-week period was 52.1 percent of net sales, or $177.3 million, compared to 53.6 percent of net sales, or $191.3 million, during the comparable prior-year period. The decrease as a percent of net sales was primarily the result of Fingerhut's continued actions to reduce costs and consolidate vendors. Margin improvements were achieved in the following categories: Domestics, Jewelry, Home Accessories, Leisure, Sports Apparel and Athletic Footwear.

Administrative and selling expenses for the current 13-week period were $133.1 million, or 39.1 percent of net sales, compared to $138.0 million, or 38.7 percent of net sales, in the comparable prior-year period. Tighter cost controls and the impact of lower paper costs resulted in favorable expense levels, while lower sales per mailing on sales to Fingerhut's existing customer list contributed to the increase as a percent of net sales.

The provision for uncollectible accounts relating to receivables sold are included in "Finance income and other securitization income, net." The provision for uncollectible accounts on a "managed" basis for the current 13-week period was 16.5 percent of net sales, compared to 17.0
percent of net sales for the second quarter of 1996.   Delinquencies
were reduced year-over-year as a result of Fingerhut tightening its credit criteria as well as accelerating its collection activities.
At the end of the second quarter, balances 29 days or more delinquent as a percent of managed receivables stood at 24.2 percent, down from
25.6 percent at the end of the prior-year second quarter.

Net interest expense for the current 13-week period was $7.2 million compared to $6.8 million in the second quarter of 1996. The increase was primarily due to higher borrowings of the Revolving Credit
Facilities as well as lower interest capitalization relating to fixed asset projects.

The effective consolidated tax rate, which includes both the Retail and Financial Services Segments, for the second quarter of 1997 was
38.7 percent compared to 36.2 percent in the comparable prior-year period.

The improvement in earnings compared to second quarter 1996 reflects a 19 percent lower cost per new customer. In addition, the reduced sales per mailing on the existing customer list was influenced by tighter mailing criteria which eliminated higher response customers with a propensity for bad debt. Consequently, profit per order has improved quarter over quarter. As a result of the items discussed above, the Retail Segment generated net earnings of $1.8 million, or $.04 per share, compared to a second quarter 1996 net loss of $2.9 million, or $(.06) per share.

First Half
Net sales for the 26-week period ended June 27, 1997 were $630.6 million compared to $683.4 million for the corresponding period in 1996, a decrease of 8 percent. Fingerhut had first half net sales of $610.0 million compared to $663.0 million in the same period in 1996, a decrease of 8 percent. Net sales from Fingerhut's new customer acquisition programs decreased 23 percent to $111.8 million, which was primarily due to shifting mailings into the third and fourth quarters. Net sales from Fingerhut's existing customer list declined 4 percent to $498.2 million, primarily the result of lower sales per mailing during the period.

Finance income and other securitization income, net, for the first half of 1997 was $3.5 million, compared to $4.8 million for the same period in 1996. This decline was primarily the result of lower net sales.

Product cost for the current 26-week period was 51.3 percent of net sales, or $323.7 million, compared to 52.6 percent of net sales, or $359.2 million, during the comparable prior-year period. The decrease as a percent of net sales was primarily the result of Fingerhut's continued actions to reduce costs and consolidate vendors.

Administrative and selling expenses for the first half of 1997 were $257.9 million, or 40.9 percent of net sales, compared to $281.1 million, or 41.1 percent of net sales, in the comparable prior-year period. Tighter cost controls and the impact of lower paper costs more than offset the lower sales per mailing on sales to Fingerhut's existing customer list, resulting in the decrease as a percent of net sales.

The provision for uncollectible accounts on a "managed" basis for both the first half of 1997 and 1996 was 16.5 percent of net sales. The Company continues to focus on reducing bad debt through the tightening of its credit criteria as well as the acceleration of collection programs.

Net interest expense for the first half of 1997 was $14.4 million compared to $12.8 million in the comparable prior-year period. The increase was primarily due to higher borrowings of the Revolving Credit Facilities as well as lower interest capitalization relating to fixed asset projects.

The effective consolidated tax rate, which includes both the Retail and Financial Services Segments, for the first 26 weeks of 1997 was
38.3 percent compared with 36.5 percent in the first half of the prior-year.

The decrease in net loss incurred compared to the first half of 1996 reflects a 6 percent lower cost per new customer. In addition, the reduced sales per mailing on Fingerhut's existing customer list was influenced by tighter mailing criteria which eliminated higher response customers with a propensity for bad debt. Consequently, profit per order has improved year over year. As a result of the items discussed above, the Retail Segment incurred a net loss for the 26-week period ended June 27, 1997 of $1.9 million, or $(.04) per share, compared to a first half 1996 net loss of $8.8 million, or $(.18) per share.


                           METRIS COMPANIES INC.
                          STATEMENTS OF EARNINGS
           (In thousands of dollars, except per share data)
                              (Unaudited)

                          Thirteen Weeks Ended      Twenty-Six Weeks Ended
                          June 30,     June 30,     June 30,     June 30,
                           1997         1996          1997         1996

Revenues:

  Net sales             $    1,528   $    4,042    $    2,425   $    9,596
  Finance income and
   other securitization
   income, net              55,134       26,462       112,477       50,876
                            56,662       30,504       114,902       60,472
Costs and expenses:
  Product cost                  10          209            10        2,624
  Administrative and
   selling expenses         32,832       21,197        66,374       36,405
  Provision for uncol-
   lectible accounts         6,429          483        17,483        5,173
  Interest expense, net      1,588          422         2,650        1,808

                            40,859       22,311        86,517       46,010

Earnings before income
 taxes and minority
      interest              15,803        8,193        28,385       14,462
Provision for income
 taxes                       6,084        3,154        10,928        5,568

Net earnings before
 minority interest           9,719        5,039        17,457        8,894
Minority interest           (1,644)           -        (3,071)           -


Net earnings            $    8,075   $    5,039    $   14,386   $    8,894

Earnings per share      $      .16   $      .10    $      .30   $      .18

Key Statistics:
Managed net charge-off
 ratio                         9.0%         5.4%          8.8%         5.5%
Period-end managed
 loans (in 000's)       $2,124,821   $1,068,018    $2,124,821   $1,068,018
Total accounts (in 000's)    1,591        1,123         1,591        1,123
Managed loan loss
    reserves (in 000'   $  139,825   $   44,305    $  139,825   $   44,305
Managed delinquency ratio      5.9%         3.4%          5.9%         3.4%
Reserves as a percent of
 30-day plus receivables       112%         123%          112%         123%

Results of Operations - Financial Services Segment (Metris Companies
Inc.)

Second Quarter
Metris contributed net income for the quarter ended June 30, 1997 of $8.1 million, or $.16 per share, up from $5.0 million, or $.10 per share, for the second quarter of 1996. The 60 percent increase in net income is the result of an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses. Metris' managed credit card loan portfolio increased 17 percent, or $308 million, during the second quarter bringing the portfolio to $2.1 billion at June 30, 1997. Also during the quarter, Metris generated approximately 188,000 new credit card accounts to end the quarter with nearly 1.6 million credit card accounts.

First Half
Metris contributed net income for the six months ended June 30, 1997 of $14.4 million, or $.30 per share, compared to $8.9 million, or $.18 per share, for the comparable prior-year period. For the first half, Metris' charge volume was approximately $1.1 billion, a 37 percent increase over the same period in 1996. Managed credit card fees, interchange and other related credit card income was $68.8 million compared to $34.0 million for the comparable period last year.


Liquidity and Capital Resources (Consolidated)

The Company funds its operations through internally generated funds, the sale of accounts receivable pursuant to the Fingerhut Master Trust and the Metris Master Trust, borrowings under the Company's Amended and Restated Revolving Credit Facility and Metris' Revolving Credit Facility (the "Revolving Credit Facilities") and the issuance of long-term debt and common stock.

The proceeds from the sale of Fingerhut accounts receivable were $1.092 billion and $1.280 billion at June 27, 1997 and December 27,
1996, respectively. Net proceeds received from the sale of MasterCard receivables were $1.844 billion at June 30, 1997 and $1.397 billion at December 31, 1996, of which $9.2 million and $17.0 million, respectively, was deposited in an investor reserve account held by the trustee of the Metris Master Trust for the benefit of the Metris
Master Trust's certificateholders.  In May 1997, the Metris Master
Trust issued Series 1997-1 certificates to third parties with a principal amount of $794.8 million, generating proceeds of $792.2 million of which $667.7 million was used to reduce the Class A Variable Funding Certificate issued under Series 1995-1. The Series 1997-1 certificates are scheduled to begin accumulating principal collections in March 2001, but the accumulation period could potentially begin at a later date. The expected final payment date for these certificates is in April 2002.

In December 1996, the Fingerhut Master Trust Series 1994-1 certificates commenced controlled amortization, whereby collections on the securitized receivables are now being used to pay down the principal portion of the underlying certificates. In January 1997, the Company issued Series 19971 variable funding certificates to refinance approximately half of the amortizing certificates. In the second quarter of 1997, the Company issued additional Series 1997-1 certificates, which increased the maximum proceeds to $790.0 million. The monthly proceeds generated from Series 1997-1 will be sufficient to cover the monthly pay-down of the amortizing 1994-1 certificates. The Series 1997-1 Certificates are scheduled to begin amortization in May 1998. The Company believes the Fingerhut Master Trust will be able to issue a new series of certificates to refinance Series 1997-1 on or before it commences its scheduled amortization. The Company plans to support future receivables growth through the sale and issuance of additional certificates by the Master Trusts and through borrowings under the Revolving Credit Facilities.

The Revolving Credit Facilities provide for aggregate commitments of up to $500.0 million, of which $200.0 million represents the Company's credit facility and $300.0 million represents Metris' credit facility. The expiration date for both facilities is September 2001. As of June 27, 1997, outstanding revolving credit balances totaled $97.0 million and outstanding letters of credit totaled $6.4 million. As of June 28, 1996, outstanding revolving credit balances totaled $201.0 million and outstanding letters of credit totaled $5.2 million. Additional outstanding open letters of credit under a separate agreement aggregated $36.2 million and $37.3 million at June 27, 1997 and June 28, 1996, respectively.

The Company had an aggregate amount of fixed rate notes outstanding of $270.0 million as of June 27, 1997 and $180.0 million as of June 28, 1996. A total of $25.0 million of the notes mature in December 1997. The Company generated $14.9 million in cash from operations during the 26week period ended June 27, 1997 compared with $5.1 million used for operations during the related period in 1996. This $20.0 million net reduction in cash used by operations resulted primarily from an increase in net earnings and a significant decrease in customer accounts receivable, net, partially offset by increases in inventories and promotional material and other current assets.

Net cash used by investing activities for the 26-week period ended June 27, 1997 was $10.6 million, compared to $32.0 million for the comparable period in 1996. In January 1996, the owner of certain office and warehouse facilities leased to the Company exercised its right to require the Company to repurchase those facilities for approximately $14.1 million. Thus, the decrease in capital spending year over year was due primarily to this prior-year expenditure as well as the Company's overall reduction in capital outlays.

During 1994, the Company's Board of Directors authorized the repurchase of up to 2.5 million shares of the Company's common stock that may be made from time to time at prevailing prices in the open market or by block purchase and may be discontinued at any time. The purchases are made within certain restrictions relating to volume, price and timing in order to minimize the impact of the purchase on the market for the Company's common stock. During the current 26-week period, the Company repurchased at prevailing market prices 228,900 shares of its common stock for an aggregate of $3.3 million. Total purchases to date under this plan were 1,609,200 shares for an aggregate of $24.8 million.

On July 17, 1997, the Company declared a cash dividend in the amount of $.04 per share, aggregating approximately $1.8 million, payable on August 14, 1997, to the shareholders of record as of the close of business on July 31, 1997.

In the fiscal month ended July 25, 1997, the Company issued 16,805 shares of common stock under the Fingerhut Companies, Inc. Employee Stock Purchase Plan and 42,023 shares related to the exercise of employee stock options.

The Company believes it will have sufficient funds available to meet current and future commitments.

                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                        FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding intent, belief or current expectations of the Company and its management. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements, including: general economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation; risks associated with unsecured credit transactions; interest rate risks; seasonal variations in consumer purchasing activities; increases in postal and paper costs;
competition in the retail and direct marketing industry; dependence on the securitization of accounts receivable and credit card loans to fund operations; state and federal laws and regulations related to advertising, offering and extending credit, charging and collecting state sales/use taxes; product safety; and risks of doing business with foreign suppliers. Each of these factors is more fully discussed in Exhibit 99 to the Company's Annual Report on Form 10-K for the iscal year ended December 27, 1996.



                      Part II.  Other Information

Item 1.  Legal Proceedings

        In October 1995, the Company was served with a legal action commenced in federal district court in Arizona by two shareholders against the Company, a current officer and a former officer alleging violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended and Rule 10b-5 thereunder. The complaint (i) alleges that the Company made false and misleading statements or omissions with respect to its plans regarding a proposed television shopping network,
        (ii) requests certification as a class action on behalf of shareholders of the Company who purchased Common Stock during a specified period and (iii) alleges unspecified damages. The Company considers the plaintiffs' claims to be without merit and intends to vigorously defend the matter. Venue has been transferred to federal district court in Minnesota. On May 29, 1997 the court granted the Company's motion to dismiss with leave for plaintiffs to file an amended complaint. On July 17, 1997, plaintiffs' amended complaint was served and the Company is in the process of preparing a reply.


Item 4.  Submission of Matters to a Vote of Security Holders


        The annual meeting of the shareholders of the Company was
        held on May 13,     1997.  At the meeting, the shareholders
        elected Dudley C. Mecum (41,584,543 votes for and 493,386 votes withheld) and John M. Morrison (41,585,053 votes for and 492,876 votes withheld) to three-year terms as directors; approved the amendment to the Fingerhut Companies, Inc. 1994 Employee Stock Purchase Plan (41,334,510 votes for, 525,803 votes against and 217,616 votes abstaining) and approved the amendment to the Fingerhut Companies, Inc. 1995 Long-Term Incentive and Stock Option Plan (35,074,863 votes for, 6,757,253 votes against and 245,813 votes abstaining). The terms of office of the following directors continued after the meeting: Theodore Deikel, Wendell R. Anderson, Edwin C. Gage, Stanley S. Hubbard, Kenneth A. Macke and Christina L. Shea.

Item 6.  Exhibits and Reports on Form 8-K
         (a)     Exhibits:
                 10.a(iii)Amended and Restricted Series 1997-1
                          Supplement dated as of April 21, 1997

                 11       Computation of Earnings per Share
                 27       Financial Data Schedule

         (b)     Reports on Form 8-K:  None

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     FINGERHUT COMPANIES, INC.





Date:                       By:  /s/ Gerald T. Knight
                           Gerald T. Knight Chief
                           Financial Officer (Principal
                           Financial
Officer)



Date:                       By: /s/ John C. Manning
                           John C. Manning
                           Vice President, Finance



Date:                       By:  /s/ Thomas C. Vogt
                           Thomas C. Vogt
                           Corporate Controller
                           (Principal Accounting Officer)