Form 10-Q
period 1997-09-26
FINGERHUT COMPANIES INC
filed 1997-11-07
CIK 740126

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________

                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Fiscal Quarter Ended                                      1-8668
    September 26, 1997                                 Commission File Number

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

                Yes   X                      No _____

As of November 5, 1997, 46,279,513 shares of the Registrant's Common Stock, $.01 par value, were outstanding.



                         FINGERHUT COMPANIES, INC.

                                 FORM 10-Q

                            September 26, 1997


                             TABLE OF CONTENTS






Part I - Financial Information                                      Page

    Item 1. Financial Statements

             Consolidated Statements of Earnings (Unaudited) -
              thirteen weeks and thirty-nine weeks ended
              September 26, 1997 and September 27, 1996.............. 3

             Consolidated Statements of Financial Position
              (Unaudited) - September 26, 1997 and December 27, 1996. 4

             Consolidated Statements of Cash Flows (Unaudited) -
              thirty-nine weeks ended September 26, 1997 and
              September 27, 1996..................................... 5

             Condensed Notes to Consolidated Financial
              Statements (Unaudited)................................. 6

    Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition .....................10



Part II - Other Information

    Item 1.  Legal Proceedings.......................................21

    Item 5.  Other Matters...........................................21

    Item 6.  Exhibits and Reports on Form 8-K .......................21

    Signatures.......................................................22


                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
        (In thousands of dollars, except share and per share data)
                                (Unaudited)




                          Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                         Sept. 26,     Sept. 27,    Sept. 26,     Sept. 27,
                           1997         1996          1997          1996
Revenues:

  Net sales             $  323,774   $  346,444    $  954,037   $1,034,832
  Finance income and
   other securitization
   income, net              79,267       37,447       195,233       93,112
                           -------      -------    ----------   ----------
                           403,041      383,891     1,149,270    1,127,944

Costs and expenses:

  Product cost             158,781      175,675       482,513      535,507
  Administrative and
   selling expenses        179,486      159,234       501,066      474,066
  Provision for uncol-
   lectible accounts        32,063       28,418        90,691       83,074
  Interest expense, net      8,758        7,134        25,842       21,719
                          --------     --------     ---------   ----------
                           379,088      370,461     1,100,112    1,114,366

Earnings before income
 taxes and minority
 interest                   23,953       13,430        49,158       13,578
Provision for income
 taxes                       9,174        4,865        18,838        4,919
                           -------       ------      --------     --------
Net earnings before
 minority interest          14,779        8,565        30,320        8,659
Minority interest           (1,786)           -        (4,857)           -
                          --------    ---------    ----------     --------

Net earnings            $   12,993   $    8,565    $   25,463   $    8,659
                        ==========   ==========    ==========   ==========

Earnings per share      $      .26   $      .18    $      .52   $      .18

Dividends               $      .04   $      .04    $      .12   $      .12

Weighted average shares 49,848,481   48,624,018    49,119,663   48,680,145

  See accompanying Condensed Notes to Consolidated Financial Statements.


                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         (In thousands of dollars)
                                (Unaudited)

                                       September 26,       December 27,
                                           1997                1996
ASSETS

Current assets:
  Cash and cash equivalents             $   77,943         $   61,003
  Customer accounts receivable, net        662,887            596,560
  Inventories, net                         173,179            127,735
  Promotional material                      91,145             60,871
  Deferred income taxes                    165,011            166,879
  Other                                      9,789             12,815
                                        ----------          ---------
    Total current assets                 1,179,954          1,025,863

Property and equipment, net                272,310            285,182
Excess of cost over fair value of
 net assets acquired, net                   81,502             42,601
Customer lists, net                          9,767              9,801
Other assets                                16,642             26,251
                                        ----------         ----------
                                        $1,560,175         $1,389,698
                                        ==========         ==========

LIABILITIES

Current liabilities:
  Accounts payable                      $  173,220         $  164,557
  Accrued payroll and employee benefits     34,489             46,723
  Other accrued liabilities                 68,110             78,239
  Revolving credit facility                202,000             73,000
  Other payables due to credit card
    securitizations, net                   107,102             36,619
  Current portion of long-term debt         25,084                 84
  Current income taxes payable              18,228             60,721
                                         ---------           --------
    Total current liabilities              628,233            459,943

Long-term debt, less current portion       246,435            271,481
Deferred income taxes                       22,327             21,744
Other non-current liabilities                8,069              7,692
                                         ---------           --------
                                           905,064            760,860

Minority interest                           28,229             23,437

STOCKHOLDERS' EQUITY

Preferred stock                                  -                  -
Common stock                                   462                462
Additional paid-in capital                 291,445            288,793
Unearned compensation                         (863)            (1,856)
Earnings reinvested                        335,838            318,002
                                         ---------           --------
  Total stockholders' equity               626,882            605,401

                                        $1,560,175         $1,389,698
                                        ==========         ==========

  See accompanying Condensed Notes to Consolidated Financial Statements.


                FINGERHUT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of dollars)
                                (Unaudited)

                                                    Thirty-Nine Weeks Ended
                                                    Sept. 26,     Sept. 27,
                                                      1997           1996
Cash flows from operating activities:
  Net earnings                                     $   25,463    $    8,659
  Adjustments to reconcile net earnings to
   net cash provided (used) by operating activities:
    Depreciation and amortization                      39,524        37,431
    Amortization of unearned compensation                 993         2,409
    Minority interest in earnings                       4,792             -
    Change in assets and liabilities:
      Customer accounts receivable, net and
       other payables due to credit card
       securitizations, net                             4,156        65,203
      Inventories, net                                (45,444)      (53,665)
      Promotional material and other current assets   (27,248)      (15,910)
      Accounts payable                                  8,663        13,281
      Accrued payroll and employee benefits           (12,234)      (14,095)
      Accrued liabilities                             (10,129)      (11,183)
      Current income taxes payable                    (41,709)      (30,494)
      Deferred income taxes                             2,451         1,439
      Other                                           (33,304)       (6,613)
                                                      -------       -------
Net cash used by operating activities                 (84,026)       (3,538)

Cash flows from investing activities:
  Additions to property and equipment                 (22,389)      (41,464)
                                                      -------       -------
Net cash used by investing activities                 (22,389)      (41,464)

Cash flows from financing activities:
  Proceeds from long-term debt                              -       125,000
  Repayments of long-term debt                            (46)     (100,053)
  Revolving credit facility                           129,000         5,000
  Issuance of common stock                              3,322         1,609
  Repurchase of common stock                           (3,385)       (4,536)
  Cash dividends paid                                  (5,536)       (5,547)
                                                     --------      --------
Net cash provided by financing activities             123,355        21,473
Net increase/(decrease) in cash and cash
 equivalents                                           16,940       (23,529)
Cash and cash equivalents at beginning of period       61,003        66,109
                                                     --------     ---------
Cash and cash equivalents at end of period         $   77,943    $   42,580
                                                   ==========    ==========

Supplemental noncash investing and financing activities:
  Tax benefit from exercise of non-qualified
   stock options, disqualified dispositions of
   Employee Stock Purchase Plan Shares, and
   vesting of restricted stock                     $      784    $      282
  Issuance of restricted stock                     $        -    $    4,790
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest         $   28,927    $   28,627
  Cash paid during the period for income taxes     $   58,262    $   34,162

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

       The consolidated financial statements as of September 26, 1997 and September 27, 1996, and for the thirteen and thirty-nine weeks ended September 26, 1997 and September 27, 1996, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim period should not be considered indicative of the results to be expected for the entire year.

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

2.   Reclassifications

     Certain expenses, which were previously classified as "Discount on sale of accounts receivable", have been reclassified as a reduction of "Finance income and other securitization income, net." This reclassification totaled $18.6 million for the thirteen weeks ended September 27, 1996, and $49.5 million for the respective thirty-nine week period. In addition, that portion of the "Provision for uncollectible accounts" relating to accounts receivable sold have been reclassed and netted with "Finance income and other securitization income, net." This reclassification totaled $35.2 million for the thirteen weeks ended September 27, 1996, and $98.2 million for the respective thirty-nine week period. Lastly, collection costs associated with the receivables sold were reclassified out of "Administrative and selling expenses" and netted with "Finance income and other securitization income, net." This reclassification totaled $4.2 million for the thirteen weeks ended September 27, 1996, and $9.2 million for the respective thirty-nine week period. These reclassifications, in addition to certain balance sheet reclassifications, were made in order to present the accounting for securitizations consistently between the Company's two segments.

     All prior-period financial information has been restated to conform with the current period's presentation, and the reclassifications had no effect on net earnings.

3.   Derivative Financial Instruments Held or Issued for Purposes Other
     Than Trading

     The Company enters into interest rate cap and swap agreements to hedge its economic exposure to fluctuating interest rates associated with the floating rate certificates issued by the Fingerhut Master Trust and the Metris Master Trust. If a derivative financial instrument or the instrument it is hedging is sold or terminated, the Company will recognize a gain or loss resulting from the transaction in the period the derivative is sold or terminated. The Company has not sold or terminated any derivative financial instruments.

4.   Earnings per share

     Earnings per share was computed by dividing net earnings by the weighted average shares of common stock and common stock equivalents outstanding during the periods. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock was calculated using the treasury stock method.

5.   Customer accounts receivable, net

     Customer accounts receivable, net of amounts sold, consisted of the following:

     (In thousands of dollars)               September 26,  December 27,
                                                  1997         1996

     Customer receivables (Retail)             $  454,690   $  560,931
     Reserve for uncollectible accounts,
      net of anticipated recoveries               (81,408)    (117,296)
     Reserve for returns and exchanges            (12,655)     (13,319)
     Other reserves                               (19,918)     (19,820)
                                               ----------   ----------
        Net collectible amount                    340,709      410,496
     Unearned finance income                      (22,170)     (23,969)
                                               ----------   ----------
        Customer receivables, net              $  318,539   $  386,527
                                               ----------   ----------
     Credit card and other receivables (Metris),
      net                                         368,195      222,862
     Reserve for uncollectible accounts,
      net of anticipated recoveries               (23,847)     (12,829)
                                               ----------   ----------
        Credit card and other receivables, net    344,348      210,033

     Total customer accounts receivable, net   $  662,887   $  596,560
                                               ==========   ==========

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

     During the quarter, the Retail segment accelerated its efforts to move customers from an installment-based lending program to revolving charge accounts. By the end of the quarter, approximately 100,000 customer accounts had been converted. It is the intention of the Company to continue this practice over the coming years until substantially all of its customer accounts have been converted to revolving charge.

6.   Stockholders' equity

     During the thirty-nine week period ended September 26, 1997, 258,511 shares of common stock were issued related to the exercise of employee stock options and 44,080 shares of common stock were issued under the Fingerhut Companies, Inc. Employee Stock Purchase Plan.
     The Company also repurchased at prevailing market prices 231,900 shares of its common stock for an aggregate of $3.4 million. The total shares of common stock outstanding as of September 26, 1997 was 46,224,153.

7.   Subsequent events

     On October 16, 1997, the Company declared a cash dividend in the amount of $.04 per share, aggregating approximately $1.8 million, payable on November 13, 1997, to the shareholders of record as of the close of business on October 30, 1997.

     In October 1997, the Company issued 11,079 shares of common stock under the Fingerhut Companies, Inc. Employee Stock Purchase Plan and 25,774 shares related to the exercise of employee stock options.

        MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION
                   THIRTEEN AND THIRTY-NINE WEEKS ENDED
                 SEPTEMBER 26, 1997 AND SEPTEMBER 27, 1996

                              RETAIL SEGMENT
                         STATEMENTS OF OPERATIONS
             (In thousands of dollars, except per share data)
                                (Unaudited)


                          Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                          Sept. 26,    Sept. 27,    Sept. 26,    Sept. 27,
                           1997         1996          1997         1996

Revenues:

  Net sales             $  322,837   $  342,492    $  953,393   $1,025,868
  Finance income and
   other securitization
   income/(expense), net     2,212       (1,569)        5,701        3,220
                        ----------   ----------    ----------   ----------
                           325,049      340,923       959,094    1,029,088

Costs and expenses:

  Product cost             158,753      175,108       482,475      534,273
  Administrative and
   selling expenses        131,639      132,021       389,563      413,075
  Provision for uncol-
   lectible accounts        20,957       23,035        62,102       72,518
  Interest expense, net      6,881        6,763        21,315       19,540
                        ----------   ----------    ----------   ----------
                           318,230      336,927       955,455    1,039,406

Earnings (loss) before
 income taxes                6,819        3,996         3,639      (10,318)
Provision for income
 tax expense (benefit)       2,577        1,233         1,313       (4,281)
                        ----------   ----------    ----------   ----------
Net earnings (loss)     $    4,242   $    2,763    $    2,326   $   (6,037)
                        ==========   ==========    ==========   ==========
Earnings (loss) per
 share                  $      .09   $      .06    $      .05   $     (.12)

                              RETAIL SEGMENT
                                (Unaudited)


                          Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                          Sept. 26,    Sept. 27,    Sept. 26,     Sept. 27,
                            1997         1996          1997         1996



Fingerhut Key Statistics:
Sales per mailing -
 existing customer list $     3.09   $     3.34    $     2.99   $     3.22
Cost per new customer   $    10.87   $    14.64    $    13.66   $    15.63
Mailings (in 000's)
  New customers             30,254       25,889        98,315      120,689
  Existing customers        77,174       80,965       230,469      224,789
Active customer list
 (in 000's)                  4,442        4,918         4,442        4,918
Contribution margin per
 existing customer      $       20   $       20    $       56   $       50
Reserves for bad debt
 as a percent of total
 managed receivables          16.7%        17.4%         16.7%        17.4%
Reserves for bad debt
 as a percent of
 accounts 29 days plus
 delinquent                     67%          63%           67%          63%
Segment Key Statistics: (in 000's)
Capital expenditures    $    7,534   $    8,779    $   15,919   $   38,795
Depreciation            $   11,446   $   11,450    $   34,125   $   33,976

                              RETAIL SEGMENT
                 STATEMENTS OF OPERATIONS (Managed Basis*)
             (In thousands of dollars, except per share data)
                                (Unaudited)

                          Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                          Sept. 26,    Sept. 27,     Sept. 26,    Sept. 27,
                           1997         1996          1997         1996

Revenues:

  Net sales             $  322,837   $  342,492    $  953,393   $1,025,868
  Finance income and
   other revenues           54,576       56,417       156,237      160,137
                        ----------   ----------    ----------   ----------
                           377,413      398,909     1,109,630    1,186,005

Costs and expenses:

  Product cost             158,753      175,108       482,475      534,273
  Administrative and
   selling expenses        134,838      136,228       397,767      422,326
  Provision for uncol-
   lectible accounts        55,450       58,228       159,211      170,662
  Discount on sale of
   accounts receivable      14,672       18,586        45,223       49,522
  Interest expense, net      6,881        6,763        21,315       19,540
                        ----------    ---------    ----------   ----------
                           370,594      394,913     1,105,991    1,196,323

Earnings (loss) before
 income taxes                6,819        3,996         3,639      (10,318)
Provision for income
 tax expense (benefit)       2,577        1,233         1,313       (4,281)
                        ----------    ---------    ----------   ----------
Net earnings (loss)     $    4,242   $    2,763    $    2,326   $   (6,037)

Earnings (loss) per
 share                  $      .09   $      .06    $      .05   $     (.12)




            * Presented in format consistent with prior periods.


Results of Operations - Retail Segment

Third Quarter
Net sales for the current 13-week period were $322.8 million compared to net sales of $342.5 million for the related period in 1996, a decrease of 6 percent. Fingerhut Corporation ("Fingerhut"), the Company's core business in this segment, had third quarter net sales of $317.1 million compared to $337.5 million in the same period in 1996, a decrease of 6 percent. Net sales from Fingerhut's new customer acquisition programs increased 28 percent to $56.5 million. This increase was the result of Fingerhut moving mailings to new customers out of the first and second quarters and into the more productive third and fourth quarters. As a result, mailings to new customers increased 17 percent from last year's third quarter. Net sales from Fingerhut's existing customer list totaled $260.6 million, which was a 11 percent decrease from the third quarter of 1996. The decrease was due to the impact of lower mailings to Fingerhut's existing customer list in addition to lower response rates during the quarter.

Finance income and other securitization income (expense), net, for the quarter was $2.2 million, compared to $(1.6) million in the third quarter of 1996. This increase was primarily due to the timing of sales within the third quarter as well as reduced finance charge allowances resulting from Fingerhut's cost reduction program.

Product cost for the current 13-week period was 49.2 percent of net sales, or $158.8 million, compared to 51.1 percent of net sales, or $175.1 million, during the comparable prior-year period. The decrease as a percent of net sales was primarily the result of Fingerhut's continued actions to reduce merchandise costs and expenses related to returns. Margin improvements were achieved in the following categories: domestics, jewelry, home accessories, leisure, electronics and hardware.

Administrative and selling expenses for the current 13-week period were $131.6 million, or 40.8 percent of net sales, compared to $132.0 million, or 38.5 percent of net sales, in the comparable prior-year period. Tighter cost controls and the impact of lower paper costs resulted in favorable expense levels, while lower sales per mailing on sales to Fingerhut's existing customer list contributed to the increase as a percent of net sales.

The provision for uncollectible accounts relating to receivables sold are included in "Finance income and other securitization income (expense), net." The provision for uncollectible accounts on a "managed" basis for the current 13-week period was 17.2 percent of net sales, compared to 17.0
percent of net sales for the third quarter of 1996.   Delinquencies were
reduced year-over-year as a result of tightening credit criteria and accelerating collection activities. At the end of the third quarter, balances 29 days or more delinquent as a percent of managed receivables stood at 25.0 percent, down from 27.6 percent at the end of the prior-year third quarter.

Net interest expense for the current 13-week period was $6.9 million, which is consistent with $6.8 million in the third quarter of 1996.

The effective consolidated tax rate, which includes both the Retail Segment and Metris, for the third quarter of 1997 was 38.3 percent compared to 36.2 percent in the comparable prior-year period. The rate increase quarter over quarter was driven by the increase in Metris profits having an applied tax rate of 38.5%.

As a result of the items discussed above, the Retail Segment generated net earnings of $4.2 million, or $0.09 per share, compared to a third quarter 1996 net earnings of $2.8 million, or $0.06 per share.


Thirty-Nine week period
Net sales for the 39-week period ended September 26, 1997 were $953.4 million compared to $1,025.9 million for the corresponding period in 1996, a decrease of 7 percent. Fingerhut had year to date net sales of $927.0 million compared to $1,000.5 million in the same period in 1996, a decrease of 7 percent. Net sales from Fingerhut's new customer acquisition programs decreased 12 percent to $168.3 million, which was primarily due to the shift of mailings from the first half to the more productive second half of the year. Net sales from Fingerhut's existing customer list declined 6 percent to $758.7 million, primarily the result of lower response rates during the period.

Finance income and other securitization income (expense), net, for the first thirty-nine weeks of 1997 was $5.7 million, compared to $3.2 million for the same period in 1996. This increase was primarily the result of reduced finance charge allowances resulting from Fingerhut's cost reduction program.

Product cost for the current 39-week period was 50.6 percent of net sales, or $482.5 million, compared to 52.1 percent of net sales, or $534.3 million, during the comparable prior-year period. The decrease as a percent of net sales was primarily the result of Fingerhut's continued actions to reduce costs and consolidate vendors.

Administrative and selling expenses for the first thirty-nine weeks of 1997 were $389.6 million, or 40.9 percent of net sales, compared to $413.1 million, or 40.3 percent of net sales, in the comparable prior-year period. Tighter cost controls and the impact of lower paper costs were more than offset by the lower sales per mailing on sales to Fingerhut's existing customer list, resulting in the slight increase as a percent of net sales.

The provision for uncollectible accounts on a "managed" basis for the first thirty-nine weeks of 1997 was 16.7 percent of net sales, compared to
16.6 percent of net sales in the comparable prior-year period. The Company continues to focus on reducing bad debt through the tightening of its credit criteria as well as the acceleration of collection programs.

Net interest expense for the first thirty-nine weeks of 1997 was $21.3 million compared to $19.5 million in the comparable prior-year period. The increase was primarily due to the higher borrowings under the Revolving Credit Facilities as well as lower interest capitalization relating to fixed asset projects.

The effective consolidated tax rate, which includes both the Retail and Financial Services Segments, for the first 39 weeks of 1997 was 38.3 percent compared with 36.2 percent in the comparable period of the prior-year. The rate increase year over year was driven by the increase in Metris profits which have an applied tax rate of 38.5%.

The improvement in earnings year over year reflects a 13% lower cost per new customer. In addition, the reduced sales per mailing on the existing customer list was influenced by tighter mailing criteria which eliminated higher response customers with a propensity for bad debt. Consequently, profit per order has improved year over year. As a result of the items discussed above, the Retail Segment generated net earnings for the 39-week period ended September 26, 1997 of $2.3 million, or $.05 per share, compared to a net loss of $6.0 million, or $(.12) per share in the comparable period of 1996.


                           METRIS COMPANIES INC.
                          STATEMENTS OF EARNINGS
             (In thousands of dollars, except per share data)
                                (Unaudited)

                         Thirteen Weeks Ended Thirty-Nine Weeks Ended Sept. 30, Sept. 30, Sept. 30, Sept. 30,
                           1997         1996          1997         1996
Revenues:
  Net sales             $    1,746   $    5,535    $    4,171   $   15,131
  Finance income and
   other securitization
   income, net              77,055       39,016       189,532       89,892
                        ----------   ----------    ----------   ----------
                            78,801       44,551       193,703      105,023
Costs and expenses:

  Product cost                  28        1,769            38        4,393
  Administrative and
   selling expenses         48,656       27,594       115,030       63,999
  Provision for uncol-
   lectible accounts        11,106        5,383        28,589       10,556
  Interest expense, net      1,877          371         4,527        2,179
                        ----------   ----------    ----------   ----------
                            61,667       35,117       148,184       81,127

Earnings before income
 taxes and minority
 interest                   17,134        9,434        45,519       23,896
Provision for income
 taxes                       6,597        3,632        17,525        9,200

Net earnings before
 minority interest          10,537        5,802        27,994       14,696
Minority interest           (1,786)           -        (4,857)           -
                        ----------   ----------    ----------   ----------

Net earnings            $    8,751   $    5,802    $   23,137   $   14,696

Earnings per share      $      .18   $      .12    $      .47   $      .30

Key Statistics:
Managed net charge-off
 ratio                         8.7%         5.7%          8.7%         5.6%
Period-end managed
 loans (in 000's)       $2,683,877   $1,276,687    $2,683,877   $1,276,687
Total accounts (in 000's)    1,802        1,117         1,802        1,117
Managed loan loss
 reserves (in 000's)    $  190,626   $   70,635    $  190,626   $   70,635
Managed delinquency ratio      6.4%         5.2%          6.4%         5.2%
Reserves as a percent of
 30-day plus receivables       112%         107%          112%         107%

Results of Operations - Financial Services Segment (Metris Companies Inc.)

Third Quarter
Metris contributed net income for the quarter ended September 30, 1997 of $8.8 million, or $.18 per share, up from $5.8 million, or $.12 per share, for the third quarter of 1996. The 51 percent increase in net income is the result of an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses. Metris' managed credit card loan portfolio increased 26 percent, or $559 million, during the third quarter bringing the portfolio to $2.7 billion at September 30, 1997. Also during the quarter, Metris added approximately 273,000 new accounts to end the quarter with over 1.8 million credit card accounts.

Year to Date
Metris contributed net income for the nine months ended September 30, 1997 of $23.1 million, or $.47 per share, compared to $14.7 million, or $.30 per share, for the comparable prior-year period. Year to date, Metris' charge volume was approximately $1.7 billion, a 42 percent increase over the same period in 1996. Managed credit card fees, interchange and other related credit card income was $106.9 million compared to $55.6 million for the comparable period last year.


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

The proceeds from the sale of Fingerhut accounts receivable were $1.037 billion and $1.280 billion at September 26, 1997 and December 27, 1996, respectively. Net proceeds received from the sale of credit card receivables were $2.317 billion at September 30, 1997 and $1.397 billion at December 31, 1996, of which $14.7 million and $17.0 million, respectively, was deposited in an investor reserve account held by the trustee of the Metris Master Trust for the benefit of the Metris Master Trust's certificateholders. In May 1997, the Metris Master Trust issued Series 1997-1 certificates to third parties with a principal amount of $794.8 million, generating proceeds of $792.2 million of which $667.7 million was used to reduce the Class A Variable Funding Certificate issued under Series 1995-1. The Series 1997-1 certificates are scheduled to begin accumulating principal collections in March 2001, however, the accumulation period could potentially begin at a later date. The expected final payment date for these certificates is in April 2002.

In December 1996, the Fingerhut Master Trust Series 1994-1 certificates commenced controlled amortization, whereby collections on the securitized receivables are now being used to pay down the principal portion of the underlying certificates. In January 1997, the Company issued Series 1997-1 variable funding certificates to refinance approximately half of the amortizing certificates. The Company subsequently issued additional Series 1997-1 variable funding certificates, which increased the maximum proceeds to $790.0 million. The monthly proceeds generated from Series 1997-1 will be sufficient to cover the monthly pay-down of the amortizing 1994-1 certificates. The Company plans to support future receivables growth through the sale and issuance of additional certificates by the Master Trusts and through borrowings under the Revolving Credit Facilities. The Company plans to refinance Series 1997-1 and the remaining portion of Series 1994-1 in the public term asset backed market. The Company also plans to finance its revolving credit portfolio through the asset backed securities market.

The Revolving Credit Facilities provide for aggregate commitments of up to $500.0 million, of which $200.0 million represents the Company's credit facility and $300.0 million represents Metris' credit facility. The expiration date for both facilities is September 2001. As of September 26, 1997, outstanding revolving credit balances totaled $202.0 million, of which $49 million and $153 million related to the Company and Metris, respectively and outstanding letters of credit totaled $6.4 million, of which $4.9 million and $1.5 million related to the Company and Metris, respectively. As of September 27, 1996, outstanding revolving credit balances totaled $120.0 million, of which $105 million and $15 million related to the Company and Metris, respectively and the Company's outstanding letters of credit totaled $5.9 million. Additional outstanding open letters of credit under a separate agreement aggregated $43.6 million and $37.6 million at September 26, 1997 and September 27, 1996, respectively.

The Company had an aggregate amount of fixed rate notes outstanding of $270.0 million as of September 26, 1997 and $270.0 million as of September 27, 1996. A total of $25.0 million of the notes mature in December 1997.

The Company used $84.0 million in cash from operations during the 39-week period ended September 26, 1997 compared with $3.5 million used for operations during the related period in 1996. This $80.5 million net increase in cash used by operations resulted primarily from a significant increase in Metris customer accounts receivable, net, partially offset by increases in net earnings, payables due to Metris credit card securitizations, net, and other current assets.

Net cash used by investing activities for the 39-week period ended September 26, 1997 was $22.4 million, compared to $41.5 million for the comparable period in 1996. In January 1996, the owner of certain office and warehouse facilities leased to the Company exercised its right to require the Company to repurchase those facilities for approximately $14.1 million. Thus, the decrease in capital spending year over year was due primarily to this prior-year expenditure as well as the Company's overall reduction in capital outlays.

During 1994, the Company's Board of Directors authorized the repurchase of up to 2.5 million shares of the Company's common stock that may be made from time to time at prevailing prices in the open market or by block purchase and may be discontinued at any time. The purchases are made within certain restrictions relating to volume, price and timing in order to minimize the impact of the purchase on the market for the Company's common stock. During the current 39-week period, the Company repurchased at prevailing market prices 231,900 shares of its common stock for an aggregate of $3.4 million. Total purchases to date under this plan were 1,612,200 shares for an aggregate of $24.9 million.

On October 16, 1997, the Company declared a cash dividend in the amount of $.04 per share, aggregating approximately $1.8 million, payable on November 13, 1997, to the shareholders of record as of the close of business on October 30, 1997.

In October 1997, the Company issued 11,079 shares of common stock under the Fingerhut Companies, Inc. Employee Stock Purchase Plan and 25,774 shares related to the exercise of employee stock options.

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



                        Part II.  Other Information



Item 1.  Legal Proceedings
         On August 14, 1997 Fingerhut Corporation was served with a summons and class action complaint commenced in Minnesota District Court, Fourth Judicial District, on behalf of named plaintiffs in ten states. The alleged class consists of "Fingerhut customers whose contracts are declared by Fingerhut to be governed by Minnesota law." The complaint alleges violations of the usury law, deceptive trade practices and consumer fraud based on Fingerhut's use of the "time price" doctrine in its credit sales. The plaintiffs' claims are substantially identical to the claims asserted in an earlier case brought against Fingerhut in the same court. The court granted summary judgment in favor of Fingerhut in that case in March 1997. The plaintiffs in that case did not appeal the summary judgment, and their counsel has refiled their claims on behalf of new members of the purported plaintiff class. The Company has filed a notice of motion to dismiss, or in the alternative for summary judgment.

Item 5.  Other Matters
        On October 9, 1997, the Company announced that its board of directors had approved the filing of an application with the Internal Revenue Service (IRS) for a ruling on a tax free distribution of its stock of Metris. The Company filed the ruling request with the IRS on October 23, 1997. The proposed spin off of Metris would be subject to receipt of a favorable ruling from the IRS, approval by Fingerhut's board of directors, and to market conditions. If approved, the spin off would be expected to be completed during 1998.

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