Form 10-K
period 1997-12-31
FINGERHUT COMPANIES INC
filed 1998-03-25
CIK 740126

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                      ____________________

                            FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended                1-8668
       December 26, 1997            Commission file number
                      ____________________

                    FINGERHUT COMPANIES, INC.
     (Exact name of registrant as specified in its charter)

           Minnesota                      41-1396490
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

As of February 27, 1998, 46,442,360 shares of the Registrant's Common Stock were outstanding and the aggregate market value of Common Stock held by non-affiliates of the Registrant on that date was approximately $1,117,010,894 based upon the New York Stock Exchange closing price on February 27, 1998.

               DOCUMENTS INCORPORATED BY REFERENCE

Certain  portions  of the Annual Report to Shareholders  for  the
fiscal  year  ended  December  26,  1997,  are  incorporated   by
reference in Parts II and IV.

Certain portions of the Proxy Statement for the Annual Meeting of Shareholders of Fingerhut Companies, Inc. to be held on May 6, 1998, which will be filed with the Securities and Exchange Commission within 120 days after December 26, 1997, are incorporated by reference in Part III.

                        TABLE OF CONTENTS


PART I
                                                           Page

Item 1. Business                                              1

Item 2. Properties                                           18

Item 3. Legal Proceedings                                    18

Item 4. Submission of Matters to a Vote of Security Holders  19


PART II


Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters                          19

Item 6. Selected Financial Data                              19

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                  19

Item 7a.Quantitative and Qualitative Disclosures About
        Market Risk                                          19

Item 8. Financial Statements and Supplementary Data          19

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                  19


PART III


Item 10. Directors and Executive Officers of the Registrant  19

Item 11. Executive Compensation                              20

Item 12. Security Ownership of Certain Beneficial
         Owners and Management                               20

Item 13. Certain Relationships and Related Transactions      20


PART IV


Item 14. Exhibits, Financial Statement Schedules
         and Reports on Form 8-K                             20

Signatures                                                   22

Exhibit Index                                                24
                             PART I

Item 1.  Business

General

     Fingerhut Companies, Inc. (the "Company") is a database marketing company that sells a broad range of products and services directly to consumers via catalogs, telemarketing, television and other media. The Company had 1997 revenues of $1.8 billion. Its principal subsidiaries are Fingerhut Corporation ("Fingerhut"), Metris Companies Inc. ("Metris"), Figi's Inc. ("Figi's") and Fingerhut National Bank ("FNB"). The Company's Retail segment is conducted by Fingerhut, Figi's and FNB. Fingerhut has been in the direct mail marketing business for 50 years and sells general merchandise using catalogs and other direct marketing solicitations. Fingerhut's 1997 net sales were $1.420 billion. Figi's markets specialty foods and other gifts, primarily through catalogs, and had net sales of approximately $97.8 million in 1997. FNB provides credit for customers' purchases from Fingerhut, in the form of closed-end and revolving credit card loans.

      The  Company's  Financial  Services  segment  business   is
conducted through Metris (an 83% owned subsidiary), an information-based direct marketer of consumer credit products, fee-based services and extended service plans to moderate income consumers. Metris' subsidiaries include Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank") and Metris Direct, Inc. (formerly Fingerhut Financial Services Corporation). The Company formed Metris in 1996 and contributed to it the assets, liabilities and equity in the Company's financial services business. In October 1996, Metris completed an initial public offering of approximately 17% of its common stock. The Company announced in October 1997 that its Board of Directors had approved the filing of an application with the Internal Revenue Service (the "IRS") for a ruling on a tax-free distribution to shareholders of the Company of all of the
Company's ownership in Metris (the "Spin Off"). The Company filed the ruling request with the IRS on October 23, 1997. The proposed Spin Off, anticipated in 1998, is subject to the approval of the Company's Board of Directors and the receipt of a ruling from the IRS, and is subject to market conditions. There can be no assurance that the Spin Off will be consummated.

     The Company is the successor to the business of several related companies, the first of which was a partnership formed in 1948. Fingerhut became a publicly-held corporation in 1970 and was acquired by a predecessor of Travelers Group Inc. ("Travelers") in 1979. The Company was incorporated in 1978 in connection with Travelers' acquisition of Fingerhut and became a publicly-held company in May 1990.

     Unless the context otherwise indicates, references to the Company refer to Fingerhut Companies, Inc. and its subsidiaries.

                         Retail Segment

     The Company's Retail segment businesses are conducted by Fingerhut, Figi's and FNB. The business discussion includes five-year summaries of key operating statistics and a two-year segment Statement of Operations to assist in understanding this segment's results.

Fingerhut Corporation

Introduction

    Fingerhut, one of the largest catalog marketers in the United States, sells general merchandise and financial service products to moderate income consumers. It is the only large general merchandise retailer that serves this market exclusively through catalog direct marketing. The median age of Fingerhut's customers is slightly higher than the national average and families are a significant portion of its customer base. FNB offers extended payment terms on all purchases under either closed-end installment credit card loans or revolving credit card loans. Substantially all of Fingerhut's sales are made using credit card loans made by FNB. Fingerhut's core competency is the development and use of a proprietary database to provide credit, target offers and build relationships with its customers. Fingerhut has used its extensive database, credit programs and proprietary database segmentation software to establish a dominant position in this market, with a large base of loyal, repeat customers. Fingerhut's active list of existing customers accounts for approximately 84% of its net sales.

Marketing

    Marketing activities are divided into three primary programs: new customer acquisition, a transitional program and existing customer programs. During 1997, Fingerhut mailed approximately 472 million catalogs and other promotions to existing and prospective customers.

     Fingerhut's new customer acquisition program is designed to identify and attract new customers on a cost-effective basis. The primary sources of new customers are rented lists, catalog requests, customer referrals and other direct marketing solicitations. Fingerhut mails catalogs and other multi-product offerings to prospective customers and adds them to its database as responses are received. These programs are intended to identify and target new customers who will become long-term Fingerhut customers. New customers account for approximately 16% of Fingerhut's net sales.

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

                               Dec. 26,  Dec. 27,  Dec. 29,  Dec. 30,  Dec. 31,
For the Fiscal Year Ended:      1997      199       1995      1994      1993
Cost per new customer          $11.29    $13.92    $15.36     $8.52    $11.50
New customer mailings          129,199   162,493   193,646    155,050  149,737
(in 000's)

     After first-time buyers commence payments on their initial purchases, they are placed in a transitional program. The time a person remains in a transitional program and the number and type of products he or she is offered depends on the buyer's purchasing and payment practices. A customer is placed on Fingerhut's promotable customer list after demonstrating his or her creditworthiness.

     Fingerhut reaches its existing customers through extensive promotional mailing efforts, primarily catalogs, and through telemarketing. In 1997, Fingerhut mailed 139 different catalogs and other promotions to its established customers. These mailings included general merchandise catalogs, specialty catalogs, small and large multi-product mailers and single product promotions. Fingerhut also conducted a test catalog mailing of approximately 90,000 catalogs and multi-product mailers in the United Kingdom in 1997. In addition, Fingerhut has a home page on the Internet (www.fingerhut.com) through which customers can contact Fingerhut customer service, request catalogs or order merchandise.

                             Dec. 26,  Dec. 27,   Dec. 29,   Dec. 30,   Dec.31,
For the Fiscal Year Ended:    1997      1996       1995       1994       1993
Sales per mailing -            $3.19     $3.43      $3.02      $2.91     $3.41
  existing customer list
Existing  customer mailings  342,643   339,377    404,894    402,476    32,473
 (in 000's)
Active customer list           4,299     4,706      5,174      5,104     4,756
 (in 000's)*
Contribution margin per      $    98   $    90    $    77    $    78    $   75
 existing customer

*Includes existing customers who have made a purchase from Fingerhut in the last 12 months.

      Fingerhut believes the key factors in maximizing the profitability of its existing customer list are developing long-term repeat buyers and balancing customer response with appropriate credit losses and merchandise return rates for each segment of its customer list. Fingerhut promotes customer satisfaction and loyalty by providing credit through FNB, by using a number of marketing devices (including targeted promotions, deferred payments, 30-day home trials, a satisfaction pledge, free gifts, merchandise giveaways, sweepstakes, and personalized mailings), and by offering attractive brand name and private label merchandise.

Fingerhut Database

     Fingerhut is a leader in the development and use of information-based marketing concepts and its extensive database and proprietary database segmentation software afford it a competitive advantage within its market niche. The database contains information on more than 30 million consumers, including approximately 8 million customers who have made a purchase from Fingerhut within the past 24 months. Included within the database are up to 3,500 potential data items in a customer record, including names, addresses, behavioral characteristics, general demographic information and information provided by the customer. FNB uses this information, along with sophisticated proprietary credit scoring models, to produce proprietary credit scores for Fingerhut customers. The Fingerhut database also includes a "suppress" file, which contains information on more than 8 million individuals about whom Fingerhut has information relating to fraud and similar indicators of unacceptably high risk. The database is continually updated as new information is obtained. Fingerhut also uses the database for marketing decisions and FNB uses it for extending credit. Fingerhut does not report its credit information to the credit bureaus, which means this information is not publicly available.

Credit Management

     In late 1996, the Company received approval from the Office of the Comptroller of the Currency to charter a limited-purpose national bank. FNB is a special purpose credit card bank. Commencing in January 1997, FNB began extending private label credit card loans for Fingerhut purchases. Although closed-end installment loans presently are the predominant form of credit extended to Fingerhut customers, FNB is increasing its use of revolving credit for both existing Fingerhut customers and prospective customers. In addition, FNB offers certain Fingerhut customers the opportunity to refinance existing closed-end installment sales contacts originated by Fingerhut and closed-end credit card loans originated by FNB with new revolving credit card loans. Revolving credit has been introduced to approximately 230,000 customers as of March 1998.

     FNB generally does not require its customers to provide traditional credit information in order to approve Fingerhut purchases on credit. Instead of using traditional credit applications, FNB uses sophisticated and highly automated proprietary techniques for evaluating the creditworthiness of new and existing customers and for selecting those customers who will receive various categories of mailings. Management believes Fingerhut's 50 years of experience in the mail order business, its database containing purchase and payment histories and its significant investment in computer technology and proprietary analytical models give FNB a unique ability to analyze the creditworthiness of customers in its market. The goal of the analysis is not to achieve the lowest possible credit losses but to balance credit losses and return rates with customer response, thereby optimizing overall profitability. Consequently, FNB's planned credit losses typically are higher than the private label credit programs of other direct mail and retail companies.

     Under the installment plan, once a consumer places an order, FNB employs proprietary techniques designed to identify consumers whose orders can be automatically shipped, consumers from whom additional information, including credit applications, must be obtained and reviewed and consumers to whom credit is declined. After purchases are shipped, customer payments are continuously monitored to identify credit problems as early as possible. FNB has a flexible policy of working with certain delinquent customers, including adjusting their payment schedules, which the Company believes reduces default rates and maintains customer loyalty.

     Substantially all of Fingerhut's sales are made using FNB's proprietary credit program, which uses either closed-end installment credit card loans or revolving credit card loans. Under the installment plan, monthly payments are made by customers and processed through the use of coupons contained in payment books delivered with each order shipment. Payment terms to existing customers generally range from 4 to 36 monthly payments. Many customers pay their accounts in full before the end of the scheduled payment term. Payment terms vary based upon customer activity. In addition, a majority of sales are to customers who receive a deferred payment option, which extends the due date of the first payment by approximately four to five months. Under the revolving credit plan, monthly statements are sent to customers with payments based on their total outstanding balance.

Merchandising

     Fingerhut offers a broad mix of brand name and private label consumer products, including electronics, housewares, home textiles, apparel, furniture, home accessories, jewelry, sporting goods and toys, tools, automotive, lawn and garden, and financial service products. In 1997, Fingerhut offered approximately 17,000 different products. Fingerhut's sales mix by product category for 1997 is shown in the following table:

             Fingerhut Corporation 1997 Product Mix

                                         Percent of
                                          Gross Retail Sales

          Electronics                      22%
          Home Textiles                    19
          Housewares                       17
          Furniture/Home Accessories       10
          Jewelry                           8
          Leisure                           8
          Apparel                           7
          Tools/Automotive/Lawn & Garden    6
          Other                             3
                                          100%

     Fingerhut selects merchandise to be offered to its customers by evaluating historical product and category demand and by analyzing emerging merchandise trends in conjunction with proprietary marketing information. Fingerhut is constantly developing unique brand name and private label product groupings, such as coordinated kitchen ensembles, coordinated bed and bath ensembles and tool sets, targeted to appeal to its customers and to add value and/or style to its merchandise. Historically, Fingerhut has offered its customers financial service products, including credit and property insurance and extended service agreements. Fingerhut and FNB expect to offer additional products and services, such as credit card registration, membership clubs and fee-based services, to Fingerhut customers with revolving credit card accounts.

    Fingerhut's general merchandise catalogs feature a wide array of products; they are updated and published throughout the year, including a holiday big book of approximately 500 pages. Specialty catalogs mailed to targeted portions of Fingerhut's customer list include outdoor living, jewelry, electronics, domestics/housewares, gifts, juvenile, home fitness, home improvement and Spanish-language catalogs.

Vendor Relations

     The Company purchases merchandise from approximately 2,300 different suppliers and maintains strong relations with its vendors. In 1997, the top ten vendors accounted for approximately 19% of the Company's total merchandise purchases. No single vendor accounted for more than 5% of the Company's total merchandise purchases.

      The Company maintains close relations with overseas representatives in Hong Kong, Taiwan, Korea, China, the Philippines, Thailand and Europe. In 1997, approximately 18% of the Company's merchandise was imported directly from foreign vendors and an additional 28% was purchased through importers.

Management Information Systems

     Fingerhut was a pioneer in the use of information-based marketing concepts in the mail order industry, using computer technology and related software developed by the Company. The Company continues to be highly dependent on information systems and its computer operations are among the largest and most sophisticated in the direct marketing industry.

     Fingerhut's management information systems provide data processing capabilities to Fingerhut, FNB, Metris and Figi's and support all areas of the Company, including marketing, credit, order, customer service, inventory control and finance. Fingerhut's management information systems currently operate on mainframe computers connected to on-line terminals and client-server systems used in all aspects of the Company's business.

Year 2000 Compliance

      The Company is heavily dependent upon complex computer systems for all phases of its operations. Since many of the Company's currently installed computer systems and software products use only the last two digits to identify a year in the date field (e.g., "97" for "1997"), some software may fail to operate properly in the year 2000 if the computer systems or software are not reprogrammed or replaced to comply with such "Year 2000" requirements. Problems may also arise earlier than January 1, 2000 as dates in the next millennium are entered into non- Year 2000 compliant programs.

      In early 1996, Fingerhut started an aggressive conversion effort to identify and correct the Year 2000 programming issues in a timely manner. By mid-1996, the most critical mainframe processing system was converted to be Year 2000 compliant and the Company initiated a large project to address all remaining systems. This project consists of many sub-projects that will span the remainder of 1998 and the first quarter of 1999. This project will use a combination of internal and external resources. In late 1997, the Company created a Year 2000 Project Office to oversee the project, address all related business issues and facilitate communication with significant suppliers and service providers. As of December 26, 1997, the Company had spent approximately $5 million on the project with an estimated expense ranging from $11 to $13 million remaining on the project. The Company believes that it will be able to fund the effort through operating cash flows.

      The Company believes that many of its suppliers and customers also have Year 2000 programming issues which could affect the Company. The Company is working with its significant suppliers and service providers to assure that failures in those organizations will have minimal impact on the Company. There can be no assurance that the Company's suppliers or service providers have, or will have, management information systems that are Year 2000 compliant. Therefore, the Company is developing contingency plans with respect to its significant suppliers and service providers.

       The Company believes that it has allocated adequate resources to achieve Year 2000 compliance in a timely manner, however, there can be no assurance to that effect. The Company presently believes that the cost of its conversion effort will not have a material effect on the Company's current financial position or liquidity .

Preparation and Mailing of Promotional Materials

     Fingerhut performs a large portion of the production process for its promotional materials in-house. The Creative Department uses desktop publishing for the design and production of all Fingerhut's mailings. A substantial portion of the color photographs used in Fingerhut's catalogs and other marketing materials are taken at the in-house photo studio and Fingerhut prepares color separations for approximately 57% of its promotional materials. In addition, Fingerhut's eight-color web printing presses print more than half of its catalog "wraps," the personalized outside cover used on Fingerhut catalogs. Substantially all of Fingerhut's promotional materials, except the wraps, are printed at outside vendors.

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

Order Processing and Fulfillment

     Although most of Fingerhut's customer orders are received by mail, telephone ordering has become a more important part of Fingerhut's business. In 1997, Fingerhut processed approximately 17 million Fingerhut orders and approximately 50 million Fingerhut customer payments.

     In 1997, Fingerhut shipped approximately 21 million packages from its warehouse and distribution facilities in Minnesota and Tennessee. In order to minimize shipping costs, packages are trucked to drop points throughout the country where they enter the United States Postal Service or the United Parcel Service ("UPS") systems for delivery to the customer. In addition, Fingerhut offers optional express delivery in selected promotions.

     In August 1997, UPS employees went on strike. Because the Company uses the United States Postal Service to ship approximately 75% of its customer orders, the strike did not have a significant impact on the Company's ability to deliver merchandise.


Figi's Inc.

    Figi's is a mail order retailer of specialty food gifts (such as quality cheeses, smoked meats, candies and baked goods) and other gifts headquartered in Marshfield, Wisconsin. The Company acquired Figi's in 1981. Figi's is one of the largest direct mail food gifts marketers in the United States, with 1997 net sales of approximately $98 million, which was up 5% over 1996 net sales of $93 million.

    New customers are acquired from sources similar to those used by Fingerhut, although Figi's customers include both moderate income consumers attracted by Figi's in-house credit terms and more affluent customers who use credit cards. Sales using Figi's interest-free, three payment credit terms constituted approximately 90% of its net sales in 1997.

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


Costs of Mailing

     In 1997, the Company spent an aggregate of $246 million on postage for the Retail segment businesses (including the cost of parcel shipments that were passed on to customers) of which 49% was attributable to the mailing of promotional materials, 44% was attributable to parcel shipments and 7% was attributable to various correspondence with customers. However, as is customary in the direct mail industry, the Company passes on the cost of parcel shipments directly to the customer as part of the shipping and handling charge. The costs of mailing promotional material and certain other correspondence (including postage) are not directly passed on to customers, but are considered in the Company's overall product pricing and mailing strategies. The Company anticipates that the Postal Rate Commission will rule on the rate increase requested by the United States Postal Service and the United States Postal Service Board of Governor will approve an increase in postal rates in 1998, however, the amount of any such increase and the implementation date is currently unknown.

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


Other Business Activities

     The Retail Segment also includes several other business activities. Andy's Garage Sale, Inc. is a wholly-owned subsidiary that allows the Company to market excess inventory on the Internet. Andy's Garage Saler (www.andysgarage.com) mixes product offerings with stories of a fictional cast of Minnesota characters. The Company also derives additional revenues from wholesaling excess merchandise and list rental and package inserts. Infochoice USA, Inc., a wholly-owned subsidiary, has entered into an agreement with Guthy-Renker Corporation, under which Guthy-Renker manages infomercial production, media placement and market distribution and Infochoice provides product development and sourcing, customer service and fulfillment. Infochoice and Guthy-Renker conduct the business under the agreement through USA Direct/Guthy-Renker, Inc., a corporation in which Infochoice and Guthy Renker Corporation each have a 50% interest. The Company accounts for USA Direct/Guthy-Renker, Inc. using the equity method of accounting; accordingly, 50% of USA Direct/Guthy-Renker, Inc.'s profits or losses are recorded in administrative expenses included in "Administrative and selling expenses" in the Company's Consolidated Statements of Earnings. Wiman Corporation manufactures plastic products. Taken together, such activities accounted for less than 3% of the Company's 1997 net sales.

     In 1997, the Company began providing various fulfillment and distribution services to third parties out of its warehouse and distribution facilities in Utah and Minnesota. The Company also partnered with WorldCom to develop a co-branded long distance calling program that generates revenues via account fees and a percentage of each customer's bill. The Company intends to pursue additional third-party service and co-branding ventures, by utilizing the Company's order servicing, telemarketing, direct marketing, warehousing, distribution and customer service capabilities.

                         Retail Segment
                    Statements of Operations

                                                   For the Fiscal Year Ended
(In  thousands of dollars, except                Dec. 26, 1997   Dec. 27, 1996
per share data)
Revenues:
    Net sales                                    $1,530,228      $1,638,363
      Finance income and other
       securitization income, net                   (10,877)        (23,361)
                                                  1,519,351       1,615,002
Costs and expenses:
    Product cost                                    738,740         827,086
    Administrative and selling expenses             596,084         618,082
    Provision  for uncollectible accounts            97,593         112,084
    Interest expense, net                            27,946          25,305
                                                  1,460,363       1,582,557

Earnings before income taxes                         58,988          32,445
    Provision for income taxes                       21,267          11,322
Net earnings                                        $37,721        $ 21,123

Earnings per share - Basic                       $      .82        $    .46
Earnings per share - Diluted                     $      .76        $    .44



Note:   In  1997, "discount on sale of accounts receivable,"  the
     "provision for uncollectible accounts" and certain administrative (collection) costs associated with the receivables sold, were reclassified to "finance income and other securitization income, net." All prior-period financial information has been restated to conform with the current period's presentation, and the reclassifications had no effect on net earnings.

                           Dec. 26,   Dec. 27,   Dec. 29.   Dec. 30,   Dec.31,
For the Fiscal Year Ended:  1997       1996       1995       1994       1993
Capital expenditures       $20,622    $47,742   $93,089     $69,339    $51,722
 (in 000's)
Depreciation (in 000's)    $43,622    $45,069   $41,031     $33,543    $25,969
Net earnings (in millions)
  Catalog operations       $  36.7    $  19.5   $  37.4     $  69.9    $  68.1
  Television                   1.0        1.6       8.9       (26.2)       6.0
  Total segment earnings   $  37.7    $  21.1   $  46.3     $  43.7    $  7.41


            Statements of Operations (Managed Basis*)

                                               For the Fiscal Year Ended
(In  thousands of dollars, except           Dec. 26, 1997   Dec. 27, 1996
per share data)
Revenues:
    Net sales                                 $1,530,228     $1,638,363
    Finance income and other revenues            232,181        241,130
                                               1,762,409      1,879,493
Costs and expenses:
    Product cost                                 738,740        827,086
    Administrative  and  selling expenses        610,022        633,448
    Provision for uncollectible accounts         259,981        283,762
    Discount on sale of accounts receivable       66,732         77,447
Interest expense, net                             27,946         25,305
                                               1,703,421      1,847,048

Earnings before income taxes                      58,988         32,445
    Provision for income taxes                    21,267         11,322
Net earnings                                  $   37,721     $   21,123

Earnings per share - Basic                          $.82           $.46
Earnings per share - Diluted                        $.76           $.44

*Presented in a format consistent with prior periods.

               Financial Services Segment (Metris)

     The Company's Financial Services segment businesses are conducted by Metris and its subsidiaries. Two-year segment Statements of Operations and key operating statistics are included at the end of the business description to assist in understanding this segment's results.

     Metris is an information-based direct marketer of consumer credit products, extended service plans and fee-based products and services to moderate income consumers. Metris' consumer credit products currently are unsecured and secured credit cards issued by Direct Merchants Bank. Metris' customers and prospects include existing customers of Fingerhut ("Fingerhut Customers") and individuals who are not Fingerhut Customers but for whom credit bureau information is available ("External Prospects"). Metris Direct, Inc., a subsidiary, also provides extended service plans on certain categories of products sold by Fingerhut that extend service coverage beyond the manufacturer's warranty.
Metris markets its fee-based products and services, including debt waiver programs, card registration, third party insurance, and membership clubs to its credit card customers, Fingerhut Customers and customers of third party partners.

     Metris Companies Inc. is a Delaware corporation incorporated on August 20, 1996, and is an 83% owned indirect subsidiary of Fingerhut Companies, Inc. Metris became a publicly-held company in October 1996 after completing an initial public offering. Subject to the approval of the Company's Board of Directors, the receipt of a ruling from the IRS, and market conditions, the Company anticipates that the Spin Off of all of the Company's ownership in Metris will occur in 1998. Following the Spin Off, no individual will hold titles of officer or director at both the Company and Metris, except for Theodore Deikel, who will be Chairman of the Board of Metris, and will continue to be Chairman of the Board, Chief Executive Officer and President of the Company.

    Metris currently operates two businesses: (i) consumer credit products and (ii) fee-based services and extended service plans. Metris' principal subsidiaries are Direct Merchants Bank, Metris Direct, Inc., Metris Funding Co. and Metris Receivables, Inc.

    Consumer Credit Products

     Products. Consumer credit products currently are unsecured and secured credit cards, including the Fingerhut co-branded MasterCardr, the Bally Total Fitness co-branded MasterCard and the Direct Merchants Bank MasterCardr. and Visar. In addition, Metris has affinity programs with two other parties. In the future, Metris may offer other co-branded credit cards and may also offer other consumer credit products either directly or through alliances with other companies. At December 31, 1997, Direct Merchants Bank had approximately 2.3 million credit card accounts with over $3.5 billion in managed credit card loans. Fingerhut customers represented approximately 39% of the accounts and approximately 39% of the managed loans. At December 31, 1997, according to the Nilson Report, Direct Merchants Bank was the 14th largest MasterCard issuer in the United States based on the number of cards issued and the 22nd largest credit card issuer in the United States based on managed credit card loan balances. In September 1997, Metris acquired a $317 million credit card portfolio from Key Bank USA, National Association, and in October 1997, Metris acquired a $405 million credit card portfolio from Mercantile Bank National Association.

      Solicitation.   Prospects  for  solicitation  include  both
Fingerhut Customers and External Prospects. They are contacted on a nationwide basis through pre-screened direct mail and telephone solicitations.

    Pricing. Metris' strategy to maximize customer profitability relies on risk-based pricing. The specific pricing for each credit card offer is determined primarily based on the prospect's risk profile prior to solicitation. Each prospect is evaluated to determine credit needs, credit risk, and existing credit availability. A customized offer is developed that includes the most appropriate product, brand, pricing, and credit line. Metris currently offers over 100 different pricing structures on its credit card products, with annual fees ranging from $0 to $48 ($60 for some secured cards) and annual percentage rates ranging from 14.9% to 26.5%, excluding certain portfolio acquisitions made in the current year. After credit card accounts are opened, Direct Merchants Bank actively monitors customers' internal and external credit performance and periodically recalculates behavior and risk scores. As customers evolve through the credit lifecycle and are regularly rescored, the lending relationship can evolve to include more competitive (or more restrictive) pricing and product configurations.

                                       For the Year Ended Dec. 31,
Key Statistics:                              1997            1996
Managed net charge-off ratio                 8.3%            6.2%
Period-end managed loans (in 000's)    $3,546,936      $1,615,940
Total accounts (in 000's)                   2,293           1,418
Managed loan loss reserves (in 000's)    $244,084          95,669
Managed delinquency ratio                    6.6%            5.5%

    Fee-based Services and Extended Service Plans

     In 1997, Metris consolidated its fee-based services and extended service plan businesses into one business line. Metris currently sells a variety of fee-based products and services to its credit card customers, Fingerhut Customers and credit card customers of third party partners, including (i) debt waiver protection for unemployment, disability, and death, (ii) programs such as card registration and club membership, and (iii) third-party insurance. In addition, Metris develops customized targeted mailing lists, using both Metris' database and the Fingerhut database, for external companies to use in their own noncompeting financial services product solicitation efforts.

     Extended service plans provide warranty service coverage beyond the manufacturer's warranty. In general, Metris' extended service plans provide customers with the right to have their covered purchases repaired, cleaned, replaced or in certain circumstances, the purchase price of the product refunded, within certain parameters determined by Metris. Metris currently provides extended service plans for consumer electronics, furniture, and jewelry ("Warrantable Products") purchased from Fingerhut. Fingerhut has an extended service plan agreement with Metris, during the term of which Fingerhut agrees only to offer Metris' extended service plans to its customers.

     ServiceEdgeSM is Metris' extended service plan for consumer electronics and all other electro-mechanical items that gives customers the right to have their purchases repaired or replaced in the event of electrical or mechanical failure or defects in materials and workmanship for defects after the manufacturer's warranty expires. Quality Jewelry Carer is Metris' extended service plan for jewelry. The services provided to Quality
Jewelry Care customers include repair, soldering, ring sizing, and cleaning, for which Metris has third party jewelers perform such services. Metris' extended service plan program for furniture is called Quality Furniture CareSM and the services include stain cleaning, structural defect or damage repair, or replacement if the merchandise cannot be repaired. Repairs and stain cleaning are performed by independent service providers.

     Sales and Marketing. When Fingerhut Customers purchase Warrantable Products, they have the option to buy an extended service plan. For electro-mechanical products, approximately 31% of Metris' extended service plans are originated through the on-page print advertisement located within Fingerhut's catalogs and other direct marketing materials; the remainder are originated through telemarketing. Substantially all of the Quality Furniture Care and Quality Jewelry Care plans are originated through telemarketing and other direct marketing programs. In order to maximize the efficiency of these programs, Metris has developed proprietary targeting models to predict which customers will be most responsive to its extended service plan direct marketing efforts.

     Operations. Through the end of 1996, claims risk and claims processing for electro-mechanical items were the responsibility of a third party. Metris is responsible for claims risk and claims processing for furniture and jewelry. In 1997, Metris internalized the claims processing operations related to extended service plans for electro-mechanical items and incurred the resulting claims risk for all extended service plans sold on or after January 1, 1997.
                      Metris Companies Inc.
                    Statements of Operations

                                     For the Year Ended Dec. 31,
(In thousands of dollars, except         1997            1996
per share data)
Revenues:
    Net sales                                        $  9,537      $   22,077
    Finance income and other revenues                 274,527         133,357
                                                      284,064         155,434
Costs and expenses:
    Product cost                                           90           6,463
     Administrative and selling expenses              168,401          94,840
     Provision for uncollectible accounts              43,989          18,477
    Interest expense, net                               9,701           3,108
                                                      222,181         122,888

Earnings before income taxes and minority interest     61,883          32,546
    Provision for income taxes                         23,825          12,530
Net earnings before minority interest                  38,058          20,016
Minority Interest                                      (6,450)           (980)
Net Earnings                                          $31,608          $9,036

Earnings per share - Basic                            $   .68          $  .41
Earnings per share - Diluted                          $  .64           $  .39


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

     As  a  marketer  of consumer credit products,  Metris  faces increasing competition from numerous providers of financial services, many of which have greater resources than Metris. In particular, Metris competes with national, regional and local bank card issuers as well as other general purpose credit card issuers, such as American Express and Discover Card. In general, customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features; as a result, customer loyalty is often limited. However, Metris believes that its strategy of focusing on an underserved market and its access to information from the Fingerhut database will allow it to more effectively compete in the market for moderate income cardholders. During the term of the extended service plan agreement, Fingerhut will only offer its customers extended service plans provided by Metris. As Metris attempts to expand its business to market extended service plans to the customers of third-party retailers, it will compete with manufacturers, financial institutions, insurance companies and a number of independent administrators, many of which have greater operating experience and financial resources than Metris.

Seasonality

     The Company's business is seasonal. In 1997, approximately 38% of the Company's net sales and approximately 63% of its net earnings occurred in the fourth quarter. In addition to seasonal variations, the Company experiences variances in quarterly results from year to year that result from changes in the timing of its promotions and the types of customers and products promoted and, to some extent, variations in dates of holidays and the timing of quarter ends resulting from a 52/53 week year. Accordingly, the results of interim periods are not necessarily indicative of the results for the year.

Employees

     As of December 26, 1997, the Company had approximately 9,500 employees, of whom approximately 2,000 were represented by the Midwest Regional Joint Board or the Tennessee/Kentucky District _ Southern Regional Joint Board of the Union of Needle Trades, Industrial and Textile Employees. The Company's principal collective bargaining agreements expire on February 6, 1999 and February 6, 2000. The Company believes its relations with its employees and the union are good.

Trademarks and Tradenames

    The Company and its subsidiaries have registered and continue to register, when appropriate, various trademarks, tradenames and service marks used in connection with its business and for private label marketing of certain of its products. The Company considers these trademarks and service marks to be readily identifiable with, and valuable to, its business.

Governmental Regulation

     The Company's Retail segment is subject to regulation by a variety of state and federal laws and regulations related to, among other things, advertising, offering and extending of credit, charging and collecting state sales/use taxes and product safety. The Company's practices in certain of these areas are subject to periodic inquiries and proceedings by various regulatory agencies. None of these laws and regulations has had a material adverse effect upon the Company.

     From time to time the Company has received notices and inquiries from states with respect to collection of use taxes for sales to residents of these states. To the extent that any states are successful in such claims, the Company's cost of doing business could be increased, although it does not believe any increase would be material.

     Substantially all of the extensions of credit for Fingerhut purchases prior to early January 1997 were by Fingerhut.
Fingerhut  relies  on  the  Minnesota  "time-price"  doctrine  in
extending  credit  on products sold in many states.   Under  this
doctrine, the difference between the time price and the cash price for the same goods is not treated as interest subject to regulation under laws governing the extension of credit. In other states, Fingerhut is subject to regulations that limit maximum finance charges and require refunding of finance charges to customers under certain circumstances. Fingerhut believes that its time payment pricing and credit practices were and are in compliance with applicable state requirements. Certain individuals who purchased goods from Fingerhut filed suit challenging the application of the time-price doctrine. See "Legal Proceedings" below.

    In late 1996, FNB began offering credit card loans to finance purchase of products and services from Fingerhut. Commencing in January 1997, FNB began extending substantially all credit for Fingerhut purchases.

     Direct Merchants Bank and FNB are limited purpose credit card banks chartered as national banking associations and members of the Federal Reserve System, the deposits of which are insured by the Bank Insurance Fund which is administered by the Federal Deposit Insurance Corporation (the "FDIC"). Direct Merchants Bank and FNB are subject to comprehensive regulation and periodic examination by the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC. Neither Direct Merchants Bank nor FNB is a "bank" as defined under the Bank Holding Company Act of 1956, as amended (the "BHCA") because each
(i) engages only in credit card operations, (ii) does not accept demand deposits or deposits that the depositor may withdraw by check or similar means for payment to third parties or others,
(iii) does not accept any savings or time deposit of less than $100,000, (iv) maintains only one office that accepts deposits and (v) does not engage in the business of making commercial loans. As a result, the Company is not a bank holding company under the BHCA. If Direct Merchants Bank or FNB failed to meet the credit card bank criteria described above, the Company would become subject to the provisions of the BHCA. The Company believes that becoming a bank holding company would limit the Company's ability to conduct its business.

     Under current judicial interpretations of Federal law, national banks such as Direct Merchants Bank and FNB may charge interest at the rate allowed by the laws of the state where the bank is located, and may "export" interest rates by charging the interest rate allowed by the laws of the state where the bank is located on loans to borrowers in all states, without regard to the laws of such other states. Direct Merchants Bank is currently located in Utah and FNB is currently located in South Dakota.

     In 1996, the Supreme Court of the United States held that national banks may also impose late-payment fees allowed by the laws of the state where the national bank is located on borrowers in other states, without regard to the laws of such other states. The Supreme Court based its opinion largely on its deference to a regulation adopted by the Comptroller of the Currency that includes certain fees, including late fees, overlimit fees, annual fees, cash advance fees and membership fees, within the term "interest" under the provision of the National Bank Act that has been interpreted to permit national banks to export interest rates. As a result, national banks such as Direct Merchants Bank and FNB may impose such fees to the extent that they are permitted by the laws of the states in which they are located.

     Direct Merchants Bank's and FNB's activities as credit card lenders are also subject to regulation under various federal laws including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Community Reinvestment Act and the Soldiers' and Sailors' Civil Relief Act. Regulators are authorized to impose penalties for violations of these statutes and, in certain cases, to order national banks to pay restitution to injured cardmembers. Individuals may also bring actions for certain alleged violations of such regulations. Federal and state bankruptcy and debtor relief laws also affect Direct Merchants Bank's and FNB's ability to collect outstanding balances owed by cardholders who seek relief under these statutes.

     Several states have passed legislation which attempts to tax the income from interstate financial activities, including credit cards, derived from accounts held by local state residents. Based on current interpretations of the enforceability of such legislation, coupled with the volume of its business in these states, the Company believes that this will not materially affect Direct Merchants Bank or FNB.

     From time to time, legislation has been proposed in Congress to limit interest rates that could be charged on credit card accounts; however, the Company does not anticipate any serious effort by Congress to enact such a limitation in the current session of Congress.

      The Fair Credit Reporting Act (the "FCRA") regulates "consumer reporting agencies." Under the FCRA, an entity risks becoming a consumer reporting agency if it furnishes "consumer reports" to third parties or, in some circumstances, to its affiliates. A "consumer report" is a communication of information which bears on a consumer's creditworthiness, credit capacity, credit standing or certain other characteristics and which is collected or used or expected to be used to determine the consumer's eligibility for credit, insurance, employment or certain other purposes. The FCRA explicitly excludes from the definition of "consumer report" a report containing information solely as to transactions or experiences between the consumer and the entity making the report.

     It is the Company's objective to conduct its operations in a manner which would fall outside the definition of "consumer reporting agency" under the FCRA. If the Company were to become a consumer reporting agency, however, it would be subject to a number of complex and burdensome regulatory requirements and restrictions, including restrictions limiting the Company from using information from the Fingerhut database and furnishing information to third parties. Such restrictions could have a significant adverse economic impact on the Company's results of operations and future prospects.

Executive Officers of the Registrant

Name                     Age         Present Office

Theodore Deikel          62          Chairman of the Board,
                                     Chief Executive Officer and President

Alan F. Bignall          46          Senior Vice President,
                                     Development and Architecture Services

Thomas J. Bozlinski      50          Senior Vice President,
                                     Operations and Network Services

John D. Buck             47          Senior Vice President,
                                     Operations, Information Services
                                     and Human Resources

Andrew V Johnson         42          Senior Vice President,
                                     Market Development

Gerald T. Knight         50          Senior Vice President,
                                     Chief Financial Officer

Peter G. Michielutti     41          Executive Vice President
                                     Chief Operating Officer of
                                     Fingerhut Corporation

Michael P. Sherman       45          Senior Vice President,
                                     Business Development,
                                     General Counsel and Secretary

Richard L. Tate          52          Senior Vice President,
                                     Merchandising

Thomas C. Vogt           51          Corporate Controller

James M. Wehmann         32          Treasurer

Ronald N. Zebeck         43          Executive Vice President
                                     President and Chief Executive Officer of
                                     Metris Companies Inc.

     Theodore Deikel has served as Chairman of the Board, Chief Executive Officer and President since 1989. From 1985 until rejoining the Company, Mr. Deikel served as Chairman and CEO of CVN Companies, Inc., a direct marketing company using television and direct mail. From 1979 to 1983, Mr. Deikel was Executive Vice President of American Can Company (a predecessor to Travelers Group Inc.) and Chairman of American Can Company's specialty retailing division, which included the Company. In addition, Mr. Deikel was Chief Executive Officer of Fingerhut from 1975 to 1983.

     Alan F. Bignall joined the Company as Senior Vice President, Development and Architecture Services of the Company in February 1998. Prior to that, he held several positions with American Express Financial Advisors. From November 1995 to December 1997, he was Vice President, Technology and from November 1990 to October 1995, he was Vice President, Financial Planning.

     Thomas J. Bozlinski became Senior Vice President, Operations and Network Services in March 1998. He was Senior Vice
President, Information Systems from January 1996 to February 1998. He was Vice President, Information Systems of the Company from June 1993 to January 1996. Prior to that he was Managing Director, Systems & Operations of Northwest Airlines Corp.

    John D. Buck has been Senior Vice President, Operations, Information Services and Human Resources since February 1997. He was Senior Vice President, Human Resources from March, 1996 to January 1997. For more than five years prior to that, he was Vice President, Administration of Alliant Techsystems, Inc., a supplier of defense products and services to the United States government and its allies.

    Andrew  V  Johnson  has  been Senior Vice  President,  Market
Development of the Company since January 1998. From January 1993 to December, 1997, he was Senior Vice President, Marketing of the
Company.

    Gerald T. Knight joined the Company as Senior Vice President,
Chief Financial Officer in June 1997.  He was Vice President  and
Chief Financial Officer of The Toro Company for more than the previous five years.

    Peter G. Michielutti has been Executive Vice President of the Company since May 1997 after serving as Chief Financial Officer of the Company from July 1995 to May 1997 and Senior Vice President, Business Development of Metris from August 1996 to May 1997. He is also Chief Operating Officer of Fingerhut Corporation. Prior to that, he held various positions with divisions/subsidiaries of Household International Inc. (consumer finance services). He was Chief Financial Officer of Household Credit Services from May 1992 to July 1995, Vice President-Financial Administration-Canada of Household Financial
Corporation  Limited  from  March 1991  to  May  1992,  and  Vice
President-Financial Administration of Household Bank FSB from August 1990 to March 1991.

     Michael P. Sherman joined the Company as Senior Vice President, Business Development, General Counsel and Secretary in May 1996. He was Executive Vice President, Corporate Affairs, General Counsel and Secretary of Hanover Direct, Inc., a catalog retailer, for more than the previous five years.

   Richard L. Tate has been Senior Vice President, Merchandising of the Company since October 1993. From December 1989 to October
1993, he was Vice President, Merchandising of the Company.

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

   Ronald N. Zebeck was hired as President of Metris Direct, Inc. (now a wholly-owned subsidiary of Metris) in March 1994, and became President and Chief Executive Officer of Metris when it was formed in August 1996. He is also an Executive Vice President of the Company. He was Managing Director, GM Card Operations of General Motors Corporation from 1991 to 1993.

     Officers of the Company are elected by, and hold office at the will of, the Board of Directors and do not serve a "term of office" as such.

Item 2.  Properties

     The Company's executive and administrative offices and warehouse and distribution facilities are located in a number of facilities in Minnesota, Tennessee, Wisconsin, Utah, Florida, Oklahoma, Maryland and South Dakota. The total facilities presently used by the Company's operations have an aggregate of approximately 5.5 million square feet, of which approximately 5.3 million square feet, located in Minnesota, Tennessee, Wisconsin, Utah, Florida and South Dakota, are used for the Retail segment and 147,000 square feet, located in Minnesota, Utah, Oklahoma and Maryland, are used for the Financial Services segment. Of these, Fingerhut owns a 188,000 square foot office building in Minnetonka, Minnesota, a 186,000 square foot data and technology center in Plymouth, Minnesota, buildings in St. Cloud, Minnesota with an aggregate of approximately 1.9 million square feet, buildings in Alexandria, Minnesota with an aggregate of approximately 53,000 square feet and buildings in Mora, Minnesota with approximately 160,000 square feet. Figi's owns buildings in Marshfield, Wisconsin with an aggregate of approximately 317,000 square feet. Tennessee Distribution, Inc., a subsidiary of the Company, has beneficial ownership of a one million square foot warehouse and distribution facility near Bristol, Tennessee. Western Distribution, Inc., a subsidiary of the Company, owns a one million square foot warehouse and distribution facility near Spanish Fork, Utah.

     The Company leases the remainder of the facilities it uses, which consist of office, photo studio, operations and warehouse space. The Company believes its facilities are suitable to its businesses and that it will be able to lease or purchase additional facilities as needed.

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

     In October 1995, the Company was served with a legal action commenced in federal district court in Arizona by two shareholders against the Company, a current officer and a former officer alleging violations of Sections 10(b) and 20 of the
Securities Exchange Act of 1934, as amended and Rule 10b-5 thereunder. The complaint (i) alleges that the Company made false and misleading statements or omissions with respect to its plans regarding a proposed television shopping network, (ii) requests certification as a class action on behalf of shareholders of the Company who purchased Common Stock during a specified period and (iii) alleges unspecified damages. The Company considers the plaintiffs' claims to be without merit and intends to vigorously defend the matter. Venue has been transferred to federal district court in Minnesota. On May 29, 1997, the court granted the Company's motion to dismiss with leave for plaintiffs to file an amended complaint. On July 17, 1997, plaintiffs served their amended complaint. In lieu of an answer, the Company filed a motion to dismiss on September 15, 1997. The Company's reply brief was filed on January 19, 1998.

     On August 14, 1997, Fingerhut Corporation was served with a summons and class action complaint commenced in Minnesota
District Court, Fourth Judicial District, on behalf of named plaintiffs in ten states. The alleged class consists of "Fingerhut customers whose contracts are declared by Fingerhut to be governed by Minnesota law." The complaint alleges violations of the usury law, deceptive trade practices and consumer fraud based on Fingerhut's use of the "time price" doctrine in its credit sales. The plaintiffs' claims are substantially identical to the claims asserted in an earlier case brought against Fingerhut in the same court. The court granted summary judgment in favor of Fingerhut in that case in March 1997. The plaintiffs in that case did not appeal the summary judgment, and their counsel has refiled their claims on behalf of new members of the purported plaintiff class. Fingerhut responded to the complaint by filing a motion for judicial reassignment. The court denied this motion. Fingerhut has filed a motion for summary judgment on the plaintiffs' claims.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December
26, 1997.


                             PART II

Item  5.    Market  for  Registrant's Common Equity  and  Related
            Stockholder Matters

     The information required by this item is set forth in "Quarterly Financial and Stock Data" on page 47 of the Company's Annual Report to Shareholders for the fiscal year ended December 26, 1997 (the "1997 Annual Report") and is incorporated herein by reference.

Item 6.   Selected Financial Data

     The information required by this item is set forth under the caption "Five Year Summary of Selected Consolidated Financial
Data" on page 15 of the 1997 Annual Report and is incorporated herein by reference.

Item  7.    Management's  Discussion and  Analysis  of  Financial
            Condition and Results of Operations

     The information required by this item is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Forward Looking
Statements" on pages 16 to 24 of the 1997 Annual Report and is incorporated herein by reference.

Item  7a.  Quantitative and Qualitative Disclosures About  Market
           Risk

     The information required by this item is set forth under the caption "Qualitative and Quantitative Disclosures About Market
Risk" on pages 22 to 23 of the 1997 Annual Report and is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

      The  audited  Consolidated  Financial  Statements  of   the
Registrant and independent auditors' report thereon and the unaudited Quarterly Financial and Stock Data set forth on pages 25 to 47 of the 1997 Annual Report are incorporated herein by reference.

Item  9.    Changes  in  and Disagreements  with  Accountants  on
Accounting and Financial Disclosure

    None

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this item with respect to directors is set forth under "Proposal 1: Election of Directors" in the Company's proxy statement for the annual meeting of shareholders to be held on May 6, 1998, which will be filed within 120 days of December 26, 1997 (the "Proxy Statement") and is incorporated herein by reference. The information required by this item with respect to executive officers is, pursuant to instruction 3 of Item 401(b) of Regulation S-K, set forth in Part I of this Form 10-K under "Business--Executive Officers of the Registrant." The information required by this item with respect to reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934 is set forth under "Security Ownership of Certain Beneficial Owners and Management_Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

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


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports  on
          Form 8-K

    (a) The following documents are made part of this report:

        1.  Consolidated Financial Statements.

            The    following   consolidated   financial
            statements, the related notes and the report  of  the
            Company's   independent  auditors  are   incorporated
            herein by reference from the 1997 Annual Report as part of this report at Item 8 hereof:

                Independent  Auditors' Report  dated January 21, 1998.

                Consolidated Statements of Earnings for each of the three fiscal years ended December 26, 1997.

                Consolidated Statements of Financial Position at
                December 26, 1997 and December  27, 1996.

                Consolidated Statements of Changes in Stockholders' Equity for each of the three fiscal years ended December 26, 1997.

                Consolidated Statements of Cash Flows for each of the three fiscal years ended December 26, 1997.

                Notes to Consolidated Financial Statements.

            With   the   exception  of   the   foregoing
            information  and  the  information  incorporated   by
            reference  in  Items 5-8 of this Part  II,  the  1997
            Annual Report is not to be deemed filed as part of this Form 10-K.

        2.  Financial Statement Schedule:  The following
            schedule   for   each  of  the  three   years   ended
            December 26, 1997 is included in this Form 10-K:

                Independent Auditors' Report on consolidated financial statement schedule dated January 21, 1998.

                Schedule II - Valuation and Qualifying Accounts.

            Certain  schedules have been omitted  because
            they  are not required under the related instructions
            or   are   inapplicable,  or  because  the   required
            information is included elsewhere in the financial statements or related notes.

    (b) Reports on Form 8-K:    None

    (c) Exhibits:  See Exhibit Index on page 25 of this Report.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March, 1998.


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


Signature                        Title                    Date

Principal  executive            Chairman of the  Board,   March 24, 1998
officer and director:           Chief Executive Officer
                                and President

 /s/ Theodore Deikel
Theodore Deikel


Principal  financial officer:   Senior Vice  President,   March 24, 1998
                                Chief Financial Officer


 /s/Gerald T. Knight
Gerald T. Knight


Principal accounting officer:   Corporate Controller      March 24, 1998


 /s/Thomas C. Vogt
Thomas C. Vogt



Directors:



/s/Wendell R. Anderson          Director                  March 13, 1998
Wendell R. Anderson

/s/Edwin C. Gage                Director                  March 24, 1998
Edwin C. Gage

/s/Stanley S. Hubbard           Director                  March 14, 1998
Stanley S. Hubbard

/s/Kenneth A. Macke             Director                  March 18, 1998
Kenneth A. Macke

/sDudley C. Mecum               Director                  March 24, 1998
Dudley C. Mecum

/s/John M. Morrison             Director                  March 23, 1998
John M. Morrison

/s/Christina L. Shea            Director                  March 20, 1998
Christina L. Shea

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

3.b             Bylaws of the Registrant(restated
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

        (i)     Series   1994-2  Supplement
                dated  as  of  November  15,  1994
                (Incorporated  by   reference   to
                Exhibit  10.b(ii) to  Registrant's
                Annual  Report on Form 10-K  (File
                No.  1-8668)  for the fiscal  year
                ended December 31, 1994).

       (ii)     Amended and Restated Series 1997-1
                Supplement dated as of April 21, 1997
                (Incorporated  by   reference   to
                Exhibit  10.a(iii) to Registrant's
                Quarterly  Report  on  Form   10-Q
                (File  No. 1-8668) for the  second
                quarter ended June 27, 1997).

10.b            Purchase  Agreement  dated  as  of
                January     12,    1997    between
                Fingerhut  Companies,   Inc.,   as
                Buyer,   and  Fingerhut   National
                Bank,  as Seller (Incorporated  by
                reference  to  Exhibit   4(g)   to
                Fingerhut    Receivables,     Inc.
                Registration Statement on Form  S-
                1 (File No. 333-4559)).

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

       (i)      Amendment No.  1  to the Pooling
                and Servicing Agreement  dated as
                of  June  10, 1996  (Incorporated
                by  reference to  Exhibit  10.a(iii)
                to  Metris Companies    Inc.'s
                Registration Statement  on Form S-1
                (No.  333-10831)).

       (ii)     Amendment No.  2 to the Pooling and
                Servicing Agreement  dated as  of
                September 16, 1996 (Incorporated by
                reference  to Exhibit 10.a(iv)  to
                Metris Companies Inc.'s Registration
                Statement on Form  S-
                1 (No. 333-10831)).

       (iii)    Amended and Restated Series 1995-1
                Supplement dated as of September 16,
                1996 (Incorporated by reference to
                Exhibit    10.a(i)    to    Metris
                Companies    Inc.'s   Registration
                Statement  on Form S-1  (No.  333-
                10831)).

       (iv)     Series  1996-1 Supplement dated as
                of  April  23, 1996  (Incorporated
                by  reference to   Exhibit  10.a(ii)
                to  Metris Companies Inc.'s Registration
                Statement  on Form S-1  (No.  333-
                10831)).

       (v)      Series 1997-1 Supplement dated as
                of May  8, 1997 (Incorporated  by
                reference to Exhibit 10.a(v) to Metris
                Companies  Inc.  Quarterly  Report
                on  Form 10-Q (File No. 001-12351)
                for  the fiscal quarter ended June
                30, 1997.

       (vi)     Amendment No. 3 to the Pooling and
                Servicing Agreement dated as of
                September 30, 1997 (Incorporated by
                reference  to  Exhibit   4(d)   to
                Metris   Receivables,   Inc.   and
                Metris  Master Trust  Registration
                Statement  on Form S-3  (No.  333-
                36503)).

       (vii)    Series  1997-2 Supplement dated as
                of November 20, 1997 (Incorporated by
                reference   to  Metris   Companies
                Inc.  Annual Report on  Form  10-K
                (File   No.  001-12351)  for   the
                fiscal  year  ended  December  31,
                1997).

10.d*           Fingerhut Corporation Profit Sharing
                and 40l(k) Savings Plan, as amended
                and restated.

10.e*           Intentionally left blank.

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

        (i)*     Amendment dated as of February 4, 1997
                (Incorporated  by   reference   to
                Exhibit  10.g(i)  to  Registrant's
                Annual  Report on Form 10-K  (File
                No.  1-8668)  for the fiscal  year
                ended December 27, 19

10.h*           Executive Tax Planning/Preparation
                and Financial Planning Policy
                (Incorporated  by   reference   to
                Exhibit   10.h   to   Registrant's
                Annual  Report on Form 10-K  (File
                No.  1-8668)  for the fiscal  year
                ended December 31, 1994).

10.i*           Fingerhut Companies, Inc. 1995 Long-
                Term Incentive  and Stock  Option  Plan
                (Incorporated by reference to Exhibit 10.i to Registrant's Annual Report on
                Form  10-K  (File No. 1-8668)  for
                the  fiscal  year  ended  December
                29, 1995).

        (i)*    Amendment  dated as of February 4, 1997
                (Incorporated  by   reference   to
                Exhibit  10.i(i)  to  Registrant's
                Annual  Report on Form 10-K  (File
                No.  1-8668)  for the fiscal  year
                ended December 27, 1996).

        (ii)*   Form of option agreement (Incorporated
                by reference  to Exhibit  10.i(i)  to
                Registrant's  Annual   Report   on
                Form  10-K  (File No. 1-8668)  for
                the  fiscal  year  ended  December
                29, 1995).

        (iii)*  Form of restricted stock agreement
                (Incorporated  by   reference   to
                Exhibit  10.i(iii) to Registrant's
                Annual  Report on Form 10-K  (File
                No.  1-8668)  for the fiscal  year
                ended December 27, 1996).

10.j*           Fingerhut  Companies, Inc. 1992 Long-
                Term Incentive and Stock Option Plan
                (Incorporated by reference to
                (Exhibit 10(j) to Registrant's  Annual
                Report on Form  10-K  (File No. 1-8668)
                for the  fiscal  year  ended  December
                25, 1992).

       (i)*     Amendment dated as of February 4, 1997
                (Incorporated  by   reference   to
                Exhibit  10.j(i)  to  Registrant's
                Annual  Report on Form 10-K  (File
                No.  1-8668)  for the fiscal  year
                ended December 27, 1996).

10.k*           Fingerhut  Companies, Inc. and
                Subsidiaries  1997  Key Management
                Incentive  Bonus  Plan dated as of
                January 1997.

10.l*           Stock Option and Valuation Rights
                Agreement dated as of March  21,
                1994,  between Fingerhut  Companies,
                Inc. and Ronald N. Zebeck, as amended
                (Incorporated  by   reference   to
                Exhibit   10.l   to   Registrant's
                Annual  Report on Form 10-K  (File
                No.  1-8668)  for the fiscal  year
                ended December 29, 1995).

          (i)*  Amendment dated as of October  24,
                1996  (Incorporated  by  reference
                to   Exhibit  10.d(i)  to   Metris
                Companies Inc.'s Annual Report  on
                Form  10-K  (File  No.  001-12351)
                for    the   fiscal   year   ended
                December 31, 1996.)

10.m*           Fingerhut  Companies, Inc. Directors'
                Retainer  Stock Deferral  Plan
                (Incorporated by reference  to
                Exhibit   10.m   to Registrant's
                Annual Report on Form  10-K
                (File No. 1-8668)  for the  fiscal
                year  ended  December 31, 1993).

10.n            Amended  and Restated Revolving  Credit
                and  Letter  of Credit   Facility  dated
                as of September 16, 1996, among
                Fingerhut  Companies,  Inc., the
                Guarantors   party  thereto, the
                Lenders    party   thereto,  the
                Issuing  Banks party thereto,  The
                Chase    Manhattan    Bank,     as
                Administrative      Agent      and
                NationsBank,  N.A.,  as   Co-Agent
                (Incorporated  by   reference   to
                Exhibit   10.n   to   Registrant's
                Quarterly  Report  on  Form   10-Q
                (File  No. 1-8668) for the  fiscal
                quarter   ended   September    27,
                1996).

10.o*           Fingerhut Corporation Deferred Compensation Plan.

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

          (i)*  Form     of    option    agreement
                (Incorporated  by   reference   to
                Exhibit    10.h(i)    to    Metris
                Companies  Inc. Annual  Report  on
                Form  10-K  (File  No.  001-12351)
                for    the   fiscal   year   ended
                December 31, 1996).

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

10.u*           Fingerhut Corporation Pension Excess Plan-
                1996 Revision (Incorporated by reference to
                Exhibit   10.u   to   Registrant's
                Annual  Report on Form 10-K  (File
                No.  1-8668)  for the fiscal  year
                ended December 27, 1996).

10.v*           Fingerhut Corporation Profit Sharing Excess
                Plan-1996 Revision (Incorporated by
                reference  to  Exhibit   10.v   to
                Registrant's  Annual   Report   on
                Form  10-K  (File No. 1-8668)  for
                the      fiscal     year     ended
                December 27, 1996).

10.w*           Fingerhut  Companies, Inc. Supplemental
                Executive Retirement  Plan (Incorporated  by
                reference  to  Exhibit   10.w   to
                Registrant's  Annual   Report   on
                Form  10-K  (File No. 1-8668)  for
                the      fiscal     year     ended
                December 29, 1995).

        (i)*    First  Amendment to  the Fingerhut Companies,
                Inc. Supplemental Executive  Retirement
                Plan.

10.x*           Fingerhut  Companies, Inc.  Nonemployee
                Director Stock Option Plan (Incorporated by
                reference  to  Exhibit   10.x   to
                Registrant's  Annual   Report   on
                Form  10-K  (File No. 1-8668)  for
                the  fiscal  year  ended  December
                29, 1995).

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
                1996).

10.ee           Data  Sharing Agreement  dated  as
                of   October   31,  1996   between
                Fingerhut  Corporation and  Direct
                Merchants   Credit   Card    Bank,
                National               Association
                (Incorporated  by   reference   to
                Exhibit  10.q to Metris  Companies
                Inc.'s Annual Report on Form  10-K
                (File   No.  001-2351)   for   the
                fiscal  year  ended  December  31,
                1996).

10.ff           Purchase  Agreement  dated  as  of
                January     12,    1997    between
                Fingerhut  Receivables,  Inc.,  as
                Buyer,  and  Fingerhut  Companies,
                Inc.,  as Seller (Incorporated  by
                reference  to  Exhibit   4(f)   to
                Fingerhut    Receivables,     Inc.
                Registration Statement on Form  S-
                1 (File No. 333-4559).


Other Exhibits

11              Computation of Earnings per Share

13              Pages 15 to 47 of the 1997 Annual
                Report to Shareholders.  The 1997
                Annual Report shall not be deemed
                to  be filed  with the Commission
                except to  the extent that information
                is specifically  incorporated  herein
                by  reference.   Exhibit  13  also
                includes   a  financial  statement
                schedule,      and     independent
                auditors'  report  thereon,   that
                was  not  part of the 1997  Annual
                Report.

21              Subsidiaries of the Registrant

23              Consent of KPMG Peat Marwick LLP

27 Financial Data Schedules for fiscal year ended December 26, 1997; restated for fiscal years ended December 29, 1995 and December 27, 1996 and the fiscal quarters ended March 29, 1996, June 28, 1996 and September 27, 1996; and restated for fiscal quarters ended March 28, 1997, June 27, 1997 and September 27, 1997.

99              Cautionary  Statement Regarding Forward  Looking
                Statements
______
*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.