Form 10-Q
period 1998-03-27
FINGERHUT COMPANIES INC
filed 1998-05-05
CIK 740126

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                         _______________________

                                FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



For Fiscal Quarter Ended                                      1-8668
    March 27, 1998                                 Commission File Number

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

                Yes   X                      No _____

As of April 24, 1998, 46,558,964 shares of the Registrant's Common Stock, $.01 par value, were outstanding.



                        FINGERHUT COMPANIES, INC.

                                FORM 10-Q

                             March 27, 1998


                            TABLE OF CONTENTS






Part I - Financial Information                                      Page

    Item 1. Financial Statements

             Consolidated Statements of Earnings (Unaudited) -
              thirteen weeks ended March 27, 1998
              and March 28, 1997..................................... 3

             Consolidated Statements of Financial Position
              (Unaudited) - March 27, 1998 and December 26, 1997. ... 4

             Consolidated Statements of Cash Flows (Unaudited) -
              thirteen weeks ended March 27, 1998 and
              March 28, 1997......................................... 5

             Condensed Notes to Consolidated Financial
              Statements (Unaudited)................................. 6

    Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition ..................... 8



Part II - Other Information

    Item 6.  Exhibits and Reports on Form 8-K .......................18

    Signatures.......................................................19

                        FINGERHUT COMPANIES, INC.
                   CONSOLIDATED STATEMENTS OF EARNINGS
       (In thousands of dollars, except share and per share data)
                               (Unaudited)




                                          Thirteen Weeks Ended
                                         March 27,     March 28,
                                           1998         1997
Revenues:

  Net sales                              $  272,964   $  289,537
  Finance income and other securitization
      income, net                            94,371       60,477
                                            367,335      350,014

Costs and expenses:

  Product cost                              128,651      146,294
  Administrative and selling expense        178,553      157,037
  Provision for uncollectible account        37,530       32,046
  Interest expense, net                      10,279        8,281

                                            355,013      343,658

Earnings before income taxes
  and minority interest                      12,322        6,356
Provision for income taxes                    4,803        2,368

Net earnings before minority in               7,519        3,988

Minority interest                            (2,014)      (1,427)

Net earnings                             $    5,505   $    2,561

Earnings per share - Basic               $      .12   $      .06
                     Diluted             $      .11   $      .05

Dividends                                $      .04   $      .04

Weighted average shares
  Basic                                  46,383,255   46,169,024
  Diluted                                50,474,458   48,624,211

 See accompanying Condensed Notes to Consolidated Financial Statements.

                FINGERHUT COMPANIES, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                        (In thousands of dollars)
                               (Unaudited)

                                          March 27,       December 26,
                                           1998                1997
ASSETS

Current assets:
  Cash and cash equivalents             $  167,494         $  145,418
  Accounts receivable                      246,370            607,874
  Retained interest in securitized
    receivables                            656,450            406,650
  Less: reserve for uncollectible
    accounts and unearned finance income  (175,973)          (190,777)
  Accounts receivable, net                 726,847            823,747
  Inventories, net                         121,918            124,424
  Promotional material                      77,174             64,440
  Deferred income taxes                    214,560            197,355
  Other                                     12,929             13,708
    Total current assets                 1,320,922          1,369,092

Property and equipment, net                266,903            272,190
Excess of cost over fair value of
 net assets acquired, net                   74,895             77,161
Customer lists, net                          8,401              8,401
Other assets                                27,981             24,912
                                        $1,699,102         $1,751,756

LIABILITIES

Current liabilities:
  Accounts payable                      $  139,999         $  177,021
  Accrued payroll and employee benefits     51,009             57,860
  Other accrued liabilities                 96,570             93,037
  Revolving credit facility                130,000            144,000
  Other payables due to credit card
   securitizations, net                    176,423            134,562
  Current portion of long-term debt             76                 84
  Current income taxes payable              14,331             71,659
    Total current liabilities              608,408            678,223

Long-term debt, less current portion       345,187            345,187
Deferred income taxes                       27,550             20,441
Other non-current liabilities                8,143              8,130
                                           989,288          1,051,981

Minority interest                           31,771             29,790

STOCKHOLDERS' EQUITY

Preferred stock                                  -                  -
Common stock                                   465                463
Additional paid-in capital                 296,630            292,407
Unearned compensation                         (555)              (738)
Earnings reinvested                        381,503            377,853
  Total stockholders' equity               678,043            669,985
                                        $1,699,102         $1,751,756

 See accompanying Condensed Notes to Consolidated Financial Statements.

                        FINGERHUT COMPANIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands of dollars)
                               (Unaudited)
                                                     Thirteen Weeks Ended

                                                    March 27,      March 28,
                                                      1998           1997
Cash flows from operating activities:
  Net earnings                                     $    5,505    $    2,561
  Adjustments to reconcile net earnings to
   net cash provided (used) by operating activities:
    Depreciation and amortization                      20,033        13,120
    Amortization of unearned compensation                 183           511
    Minority interest in earnings                       1,981         1,427
    Change in assets and liabilities:
      Accounts receivable, net                         96,900       (17,558)
      Inventories, net                                  2,506        (4,181)
      Promotional material and other current assets   (11,955)       (8,042)
      Accounts payable                                (37,022)      (32,174)
      Accrued payroll and employee benefits            (6,851)       (6,286)
      Accrued liabilities                               3,533       (14,777)
      Other payables due to credit card
       securitizations, net                            41,861        13,145
      Current income taxes payable                    (56,469)      (70,605)
      Deferred income taxes                           (10,096)       14,882
      Other                                            (8,208)        6,069
Net cash (used) provided by operating activities       41,901      (101,908)

Cash flows from investing activities:
  Additions to property and equipment                  (7,328)        (4,891)
Net cash used by investing activities                  (7,328)        (4,891)

Cash flows from financing activities:
  Repayments of long-term debt                             (8)            (8)
  Revolving credit facility                           (14,000)       135,000
  Issuance of common stock                              3,366            247
  Repurchase of common stock                                -           (924)
  Cash dividends paid                                  (1,855)        (1,847)
Net cash (used) provided by financing activities      (12,497)       132,468
Net increase in cash and cash
 equivalents                                           22,076         25,669
Cash and cash equivalents at beginning of period      145,418         61,003
Cash and cash equivalents at end of period         $  167,494    $    86,672

Supplemental noncash investing and financing activities:
  Tax benefit from exercise of non-qualified
   stock options, disqualified dispositions of
   Employee Stock Purchase Plan Shares, and
   vesting of restricted stock                     $      859    $        71
  Issuance of restricted stock, net of forfeitures $      (37)   $         -
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest         $    8,672    $    10,007
  Cash paid during the period for income taxes     $   71,259    $    58,085

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

       The consolidated financial statements as of March 27, 1998 and March 28, 1997, and for the thirteen weeks ended March 27, 1998 and March 28, 1997, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim period should not be considered indicative of the results to be expected for the entire year.

     During the first quarter of 1998, the Company implemented Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." FAS 130 has no effect on the consolidated financial statements.

2.   Earnings per share

     Basic earnings per share was computed by dividing net earnings by the weighted average shares of common stock outstanding during the periods. Diluted earnings per share was computed by dividing net earnings by the weighted average shares of common stock and common stock equivalents outstanding during the periods. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock was calculated using the treasury stock method.

3.   Accounts receivable, net

     Accounts receivable, net of amounts sold, consisted of the following:

     (In thousands of dollars)                  March 28,  December 26,
                                                  1998         1997

     Customer receivables (Retail)             $  197,439   $  339,553
     Retained interest in securitized
      receivables                                 168,966      178,652
     Reserve for uncollectible accounts,
      net of anticipated recoveries               (87,857)    (100,901)
     Reserve for returns and exchanges            (11,674)     (12,322)
     Other reserves                               (14,747)     (22,765)
        Net collectible amount                    252,127      382,217
     Unearned finance income                      (20,229)     (22,750)
        Accounts receivable                       231,898      359,467

     Credit card and other receivables (Metris)    48,931      268,321
     Retained interest in securitized
      receivables                                 487,484      227,998
     Reserve for uncollectible accounts,
      net of anticipated recoveries               (41,466)     (32,039)
        Credit card and other receivables, net    494,949      464,280
     Accounts receivable, net                  $  726,847   $  823,747

     During the quarter, the Retail segment accelerated its efforts to move customers from an installment-based lending program to revolving charge accounts. By the end of the quarter, approximately 350,000 customer accounts had been converted or were awaiting conversion. It is the intention of the Company to continue this practice over the coming years until substantially all of its customer accounts have been converted to revolving charge.

4.   Stockholders' equity

     During the thirteen week period ended March 27, 1998, 234,608 shares of common stock were issued related to the exercise of employee stock options and 9,860 shares of common stock were issued under the Fingerhut Companies, Inc. Employee Stock Purchase Plan. The total shares of common stock outstanding as of March 27, 1998 was 46,518,607.

5.   Subsequent events

     On April 23, 1998, the Company declared a cash dividend in the amount of $.04 per share, aggregating approximately $1.9 million, payable on May 21, 1998, to the shareholders of record as of the close of business on May 7, 1998.

     In April 1998, the Company issued 8,618 shares of common stock under the Fingerhut Companies, Inc. Employee Stock Purchase Plan.

          MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION
                          THIRTEEN WEEKS ENDED
                    MARCH 27, 1998 AND MARCH 28, 1997

                             RETAIL SEGMENT
                         STATEMENTS OF EARNINGS
            (In thousands of dollars, except per share data)
                               (Unaudited)


                                          Thirteen Weeks Ended
                                          March 27,    March 28,
                                            1998         1997
Revenues:

  Net sales                             $  269,420   $  290,156
  Finance income and other
   securitization income, net                  437        3,134
                                           269,857      293,290

Costs and expenses:

  Product cost                             128,590      146,433
  Administrative and selling expenses      124,287      124,872
  Provision for uncollectible accounts      17,488       20,992
  Interest expense, net                      5,420        7,219

                                           275,785      299,516

Loss before income taxes                    (5,928)      (6,226)
Provision for income
 tax benefit                                (2,223)      (2,476)

Net loss                                $   (3,705)  $   (3,750)

Loss per share - Diluted*               $     (.07)  $     (.08)


* Loss per share computed on a "diluted" share basis which is consistent with the Consolidated Statement of Earnings and the use of "primary" shares for results of operations prior to the implementation of FAS 128 for the year ended December 26, 1997.

                             RETAIL SEGMENT
                               (Unaudited)


                                 Thirteen Weeks Ended
                                     March 27,   March 28,
                                      1998         1997


Fingerhut Key Statistics:
Sales per mailing -
 existing customer list         $     2.62   $     2.95
Cost per new customer           $    22.45   $    16.29
Mailings (in 000's)
  New customers                     33,849       32,962
  Existing customers                70,970       68,013
Active customer list
 (in 000's)                          4,219        4,598
Contribution margin per
  existing customer             $       15   $       15
Reserves for bad debt
 as a percent of total
 managed receivables                  17.4%        17.1%
Reserves for bad debt
 as a percent of
 accounts 29 days plus
 delinquent                             81%          76%
Segment Key Statistics: (in 000's)
Capital expenditures            $    5,367   $    3,086
Depreciation                    $   10,446   $   12,818

                             RETAIL SEGMENT
                 STATEMENTS OF EARNINGS (Managed Basis*)
            (In thousands of dollars, except per share data)
                               (Unaudited)

                                          Thirteen Weeks Ended
                                          March 27,    March 28,
                                            1998         1997
Revenues:

  Net sales                             $  269,420   $  290,156
  Finance income and other revenue          43,981       45,988
                                           313,401      336,144

Costs and expenses:

  Product cost                             128,590      146,433
  Administrative and selling expenses      126,762      126,482
  Provision for uncollectible accounts      44,170       47,438
  Discount on sale of accounts receivable   14,387       14,798
  Interest expense, net                      5,420        7,219

                                           319,329      342,370

Loss before income taxes                    (5,928)      (6,226)
Provision for income tax benefit            (2,223)      (2,476)

Net loss                                $   (3,705)  $   (3,750)

Loss per share - Diluted**              $     (.07)  $     (.08)




* Presented in format consistent with prior periods.

**Loss per share computed on a "diluted" share basis which is consistent with the Consolidated Statement of Earnings and the use of "primary" shares for results of operations prior to the implementation of FAS 128 for the year ended December 26, 1997.



Results of Operations - Retail Segment
Net sales for the current 13-week period were $269.4 million compared to net sales of $290.2 million for the related period in 1997, a decrease of 7 percent. Fingerhut Corporation ("Fingerhut"), the Company's core business in this segment, had first quarter net sales of $257.7 million compared to $276.6 million in the same period in 1997, a decrease of 7 percent. Net sales from Fingerhut's new customer acquisition programs decreased 3 percent to $49.6 million. Net sales from Fingerhut's existing customer list totaled $208.1 million, which was an 8 percent decrease from the first quarter of 1997. Both decreases were due to lower sales per mailing, which was partially driven by the tightening of credit screens to reduce the number of high risk orders.

Finance income and other securitization income, net, for the quarter was $0.4 million, compared to $3.1 million in the first quarter of 1997. This decrease was primarily due to reduction of sales within the first quarter.

Product cost for the current 13-week period was 47.7 percent of net sales, or $128.6 million, compared to 50.5 percent of net sales, or $146.4 million, during the comparable prior-year period. The decrease as a percent of net sales was primarily the result of negotiated vendor cost reductions, partially driven by foreign currency devaluation and refurbishing cost reductions.

Administrative and selling expenses for the current 13-week period were $124.3 million, or 46.1 percent of net sales, compared to $124.9 million, or 43.0 percent of net sales, in the comparable prior-year period. Continued cost controls resulted in consistent expense levels, while lower sales per mailing contributed to the increase as a percent of net sales.

The provision for uncollectible accounts relating to receivables sold is included in "Finance income and other securitization income, net." The provision for uncollectible accounts on a "managed" basis for the current 13-week period was 16.4 percent of net sales, compared to 16.3 percent of net sales for the first quarter of 1997. At the end of the first quarter, account balances 29 days or more delinquent as a percent of managed receivables stood at 21.6 percent, down from 22.5 percent at the end of the prior-year first quarter.

Net interest expense for the current 13-week period was $5.4 million, compared with $7.2 million in the first quarter of 1997. The decrease in expense was due to lower working capital requirements which resulted in lower utilization of the revolving credit facility in the current year.

The effective consolidated tax rate, which includes both the Retail Segment and Metris, for the first quarter of 1998 was 39.0 percent compared to 37.3 percent in the comparable prior-year period. The rate increase quarter over quarter was primarily driven by the increase in Metris profits having an applied tax rate of 38.5%.

As a result of the items discussed above, the Retail Segment generated a net loss of $3.7 million, or ($0.07) per share, compared to a first quarter 1997 net loss of $3.8 million, or ($0.08) per share.



                          METRIS COMPANIES INC.
                         STATEMENTS OF EARNINGS
            (In thousands of dollars, except per share data)
                               (Unaudited)

                                                  Thirteen Weeks Ended
                                                March 31,    March 31,
                                                   1998         1997
Revenues:

  Net sales                                   $    5,664   $    1,068
  Finance income and other securitization
   income, net                                    93,934       57,343
                                                  99,598       58,411

Costs and expenses:

  Product cost                                        61           32
  Administrative and selling expenses             56,386       33,681
  Provision for uncollectible accounts            20,042       11,054
  Interest expense, net                            4,859        1,062

                                                  81,348       45,829

Earnings before income tax and minority interest  18,250       12,582
Provision for income taxes                         7,026        4,844

Net earnings before minority interest             11,224        7,738
Minority interest                                 (2,014)      (1,427)

Net earnings                                  $    9,210   $    6,311

Earnings per share - Diluted                  $      .18   $      .13

Key Statistics:
Managed net charge-off ratio                         8.8%         8.5%
Period-end managed loans (in 000's)           $3,617,276   $1,816,653
Total accounts (in 000's)                          2,214        1,475
Managed loan loss reserves (in 000's)         $  291,102   $  116,809
Managed delinquency ratio                            7.4%         6.0%
Reserves as a percent of 30-day plus receivables     109%         107%

Results of Operations - Financial Services Segment (Metris Companies
Inc.)
Metris contributed net income for the quarter ended March 31, 1998 of $9.2 million, or $.18 per share, up from $6.3 million, or $.13 per share, for the first quarter of 1997. The 46 percent increase in net income is the result of an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses. Metris' managed credit card loan portfolio increased 2 percent, or $70 million, during the first quarter bringing the portfolio to over $3.6 billion at March 31, 1998. Also during the quarter, Metris added approximately 25,000 new accounts to end the quarter with 2.2 million credit card accounts.

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

The proceeds from the sale of Fingerhut accounts receivable were $1.090 billion and $1.205 billion at March 27, 1998 and December 26, 1997, respectively. Net proceeds received from the sale of credit card receivables were $3.093 billion at March 31, 1998 and $3.057 billion at December 31, 1997, of which $21.5 million and $29.3 million, respectively, was deposited in an investor reserve account held by the trustee of the Metris Master Trust for the benefit of the Metris Master Trust's certificateholders.

During the first quarter, the Fingerhut Master Trust was amended to include certain revolving receivables and certain previously unsold, new customer installment receivables. As a result of this the Company terminated an agreement to sell revolving receivables to a third party conduit.

In April 1998, the Company issued Series 1998-1 and Series 1998-2 securities to third parties. This generated net proceeds of $897.0 million of which $790.0 million was used to pay down the entire principal portion of the 1997-1 Series. Approximately $102.5 million of the remaining proceeds was used to reduce the Class A Variable Funding Certificate issued under Series 1994-2.

The Revolving Credit Facilities provide for aggregate commitments of up to $500.0 million, of which $200.0 million represents the Company's credit facility and $300.0 million represents Metris' credit facility, which is currently guaranteed by the Company. The expiration date for both facilities is September 2001. As of March 27, 1998, outstanding revolving credit balances totaled $130.0 million, of which $130 million related to Metris and outstanding letters of credit totaled $7.8 million, of which $6.3 million and $1.5 million related to the Company and Metris, respectively. As of March 28, 1997, outstanding revolving credit balances totaled $208.0 million, of which $106.0 million and $102.0 million related to the Company and Metris, respectively and the Company's outstanding letters of credit totaled $7.4 million. Additional outstanding open letters of credit under a separate agreement aggregated $29.2 million and $28.4 million at March 27, 1998 and March 28, 1997, respectively.

The Company had an aggregate amount of fixed rate notes outstanding of $345.0 million of which $245.0 and $100.0 related to the Company and Metris, respectively, as of March 27, 1998 and $270.0 million as of March 28, 1997.

The Company generated $41.9 million in cash from operations during the 13-week period ended March 27, 1998 compared with $101.9 million used for operations during the related period in 1997. This $143.8 million net increase in cash generated by operations resulted primarily from a significant decrease in the Retail Segments accounts receivable, net, and an increase in payables due to Metris credit card securitizations, net.

Net cash used by investing activities for the 13-week period ended March 27, 1998 was $7.3 million, compared to $4.9 million for the comparable period in 1997.

Net cash used by financing activities for the 13-week period ended March 27, 1998 was $12.5 million, compared with $132.5 million generated for the comparable period in 1997. The $145.0 million net decrease was due to lower working capital requirements for the Retail Segment, which required lower utilization of the revolving credit facility in the current year.

During 1994, the Company's Board of Directors authorized the repurchase of up to 2.5 million shares of the Company's common stock that may be made from time to time at prevailing prices in the open market or by block purchase and may be discontinued at any time. The purchases are made within certain restrictions relating to volume, price and timing in order to minimize the impact of the purchase on the market for the Company's common stock. During the current 13-week period, no stock was repurchased. Total purchases to date under this plan were 1,612,200 shares for an aggregate of $24.9 million.

On April 23, 1998, the Company declared a cash dividend in the amount of $.04 per share, aggregating approximately $1.9 million, payable on May 21, 1998, to the shareholders of record as of the close of business on May 7, 1998.

In April 1998, the Company issued 8,618 shares of common stock under the Fingerhut Companies, Inc. Employee Stock Purchase Plan.

The Company believes it will have sufficient funds available to meet current and future commitments.

                        FINGERHUT COMPANIES, INC.
                       FORWARD LOOKING STATEMENTS


This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding intent, belief or current expectations of the Company and its management. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements, including: general economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation; risks associated with unsecured credit transactions; interest rate risks; seasonal variations in consumer purchasing activities; increases in postal and paper costs; competition in the retail and direct marketing industry; dependence on the securitization of accounts receivable and credit card loans to fund operations; state and federal laws and regulations related to advertising, offering and extending credit, charging and collecting state sales/use taxes; product safety; and risks of doing business with foreign suppliers. Each of these factors is more fully discussed in Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1997.



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






                         FINGERHUT COMPANIES, INC.





Date:  May 5, 1998         By:
                           /s/ Gerald T. Knight
                           Gerald T. Knight
                           Chief Financial Officer
                           (Principal Financial Officer)



Date:  May 5, 1998         By:
                           /s/ John C. Manning
                           John C. Manning
                           Vice President, Finance



Date:  May 5, 1998          By:
                           /s/ Thomas C. Vogt
                           Thomas C. Vogt
                           Corporate Controller
                           (Principal Accounting Officer)