Form 10-Q
period 1998-06-26
FINGERHUT COMPANIES INC
filed 1998-08-06
CIK 740126

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                          _______________________

                                FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For Fiscal Quarter Ended                                   1-8668
    June 26, 1998                                  Commission File Number

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

        Yes   X                                 No _____

As of July 24, 1998, 47,168,471 shares of the Registrant's Common Stock, $.01 par value, were outstanding.





                        FINGERHUT COMPANIES, INC.

                                FORM 10-Q

                              June 26, 1998


                            TABLE OF CONTENTS





Part I - Financial Information                                      Page

    Item 1. Financial Statements

             Consolidated Statements of Earnings (Unaudited) -
              thirteen weeks and twenty-six weeks ended
              June 26, 1998 and June 27, 1997........................ 3

             Consolidated Statements of Financial Position
              (Unaudited) - June 26, 1998 and December 26, 1997...... 4

             Consolidated Statements of Cash Flows (Unaudited) -
              thirteen weeks and twenty-six weeks ended
              June 26, 1998 and June 27, 1997........................ 5

             Condensed Notes to Consolidated Financial
              Statements (Unaudited)................................. 6

    Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition ..................... 9



Part II - Other Information

    Item 1.  Legal Proceedings ......................................20

    Item 4.  Submission of Matters to a Vote of Security Holders ....20

    Item 6.  Exhibits and Reports on Form 8-K .......................20

    Signatures.......................................................22




FINGERHUT COMPANIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except share and per share data)
(Unaudited)


                          Thirteen Weeks Ended     Twenty-Six  Weeks Ended
                         June 26,     June 27,      June 26,      June 27,
                           1998         1997          1998          1997
Revenues:

  Net sales             $  332,588   $  340,726    $  605,552   $  630,263
  Finance income and
   other securitization
   income, net              95,712       55,489       190,083      115,966
                           428,300      396,215       795,635      746,229

Costs and expenses:

  Product cost             155,343      177,438       283,994      323,732
  Administrative and
   selling expenses        197,518      164,543       376,071      321,580
  Provision for uncol-
   lectible accounts        42,376       26,582        79,906       58,628
  Interest expense, net      9,103        8,803        19,382       17,084

                           404,340      377,366       759,353      721,024

Earnings before income
 taxes and minority
 interest                   23,960       18,849        36,282       25,205
Provision for income
 taxes                       9,186        7,296        13,989        9,664

Net earnings before
 minority interest          14,774       11,553        22,293       15,541
Minority interest           (2,102)      (1,644)       (4,116)      (3,071)

Net earnings            $   12,672   $    9,909    $   18,177   $   12,470

Earnings per share:
 Basic                  $      .27   $      .22    $      .39   $      .27
 Diluted                $      .25   $      .20    $      .36   $      .26

Dividends               $      .04   $      .04    $      .08   $      .08

Weighted average shares:
 Basic                  46,798,983   46,036,759    46,591,119   46,101,842
 Diluted                51,463,562   48,889,417    50,969,012   48,755,765

See accompanying Condensed Notes to Consolidated Financial Statements.



FINGERHUT COMPANIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands of dollars)
(Unaudited)

                                          June 26,         December 26,
                                           1998                1997
ASSETS

Current assets:
  Cash and cash equivalents             $  162,052         $  145,418
  Accounts receivable                      245,237            607,874
  Retained interest in securitized
    receivables                            687,413            406,650
  Less: reserve for uncollectible
    accounts and unearned finance income  (181,962)          (190,777)
  Accounts receivable, net                 750,688            823,747
  Inventories, net                         125,150            124,424
  Promotional material                      81,700             64,440
  Deferred income taxes                    213,500            197,355
  Other                                     14,987             13,708
    Total current assets                 1,348,077          1,369,092

Property and equipment, net                265,400            272,190
Excess of cost over fair value of
 net assets acquired, net                   85,493             77,161
Customer lists, net                          8,401              8,401
Other assets                                30,071             24,912
                                        $1,737,442         $1,751,756

LIABILITIES

Current liabilities:
  Accounts payable                      $  149,166         $  177,021
  Accrued payroll and employee benefits     37,951             57,860
  Other accrued liabilities                 94,643             93,037
  Revolving credit facility                150,000            144,000
  Other payables due to credit card
   securitizations, net                    192,168            134,562
  Current portion of long-term debt             76                 84
  Current income taxes payable               5,682             71,659
    Total current liabilities              629,686            678,223

Long-term debt, less current portion       345,149            345,187
Deferred income taxes                       18,762             20,441
Other non-current liabilities                9,035              8,130
                                         1,002,632          1,051,981

Minority interest                           33,841             29,790

STOCKHOLDERS' EQUITY

Preferred stock                                  -                  -
Common stock                                   472                463
Additional paid-in capital                 308,732            292,407
Unearned compensation                         (545)              (738)
Earnings reinvested                        392,310            377,853
  Total stockholders' equity               700,969            669,985
                                        $1,737,442         $1,751,756

See accompanying Condensed Notes to Consolidated Financial Statements.




FINGERHUT COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
                                                    Twenty-Six Weeks Ended
                                                     June 26,      June 27,
                                                      1998          1997
Cash flows from operating activities:
  Net earnings                                     $   18,177    $   12,470
  Adjustments to reconcile net earnings to
   net cash provided (used) by operating activities:
    Depreciation and amortization                      41,283        26,622
    Amortization of unearned compensation                 415           757
    Minority interest in earnings                       4,051         3,039
    Change in assets and liabilities:
      Accounts receivable, net                         73,059        31,461
      Inventories, net                                   (726)       (1,723)
      Promotional material and other current assets   (18,539)       (7,421)
      Accounts payable                                (27,855)      (14,587)
      Accrued payroll and employee benefits           (19,909)      (15,615)
      Accrued liabilities                               1,606       (17,540)
      Other payables due to credit card
       securitizations, net                            57,606        40,852
      Current income taxes payable                    (61,178)      (55,325)
      Deferred income taxes                           (17,824)        6,803
      Other                                           (17,523)        7,994
Net cash provided by operating activities              32,643        17,787

Cash flows from investing activities:
  Excess of cost over fair value of credit card
   portfolio acquisitions                             (12,671)       (2,879)
  Additions to property and equipment                 (16,885)      (10,559)
Net cash used by investing activities                 (29,556)      (13,438)

Cash flows from financing activities:
  Repayments of long-term debt                            (46)           (46)
  Revolving credit facility                             6,000         24,000
  Issuance of common stock                             11,313          1,099
  Repurchase of common stock                                -         (3,325)
  Cash dividends paid                                  (3,720)        (3,688)
Net cash provided by financing activities              13,547         18,040
Net increase in cash and cash
 equivalents                                           16,634         22,389
Cash and cash equivalents at beginning of period      145,418         61,003
Cash and cash equivalents at end of period         $  162,052    $    83,392

Supplemental noncash investing and financing activities:
  Tax benefit from exercise of non-qualified
   stock options, disqualified dispositions of
   Employee Stock Purchase Plan Shares, and
   vesting of restricted stock                     $    4,799    $       192
  Issuance of restricted stock, net of forfeitures $      222    $         -
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest         $   13,891    $    17,199
  Cash paid during the period for income taxes     $   91,791    $    58,287

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

        The consolidated financial statements as of June 26, 1998 and June 27, 1997, and for the thirteen and twenty-six weeks ended June 26, 1998 and June 27, 1997, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim period should not be considered indicative of the results to be expected for the entire year.

        During the first quarter of 1998, the Company implemented Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." FAS 130 has no material effect on the consolidated financial statements.

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


3.      Accounts receivable, net

        Accounts receivable, net of amounts sold, consisted of the following:

        (In thousands of dollars)                   June 26,  December 26,
                                                     1998         1997

        Customer receivables (Retail)             $  190,870   $  339,553
        Retained interest in securitized
         receivables                                 153,254      178,652
        Reserve for uncollectible accounts,
         net of anticipated recoveries               (93,082)    (100,901)
        Reserve for returns and exchanges             (9,109)     (12,322)
        Other reserves                               (11,571)     (22,765)
           Net collectible amount                    230,362      382,217
        Unearned finance income                      (20,281)     (22,750)
           Accounts receivable, net (Retail)         210,081      359,467

        Credit card and other receivables (Metris)    54,367      268,321
        Retained interest in securitized
         receivables                                 534,159      227,998
        Reserve for uncollectible accounts,
         net of anticipated recoveries               (47,919)     (32,039)
           Credit card and other receivables, net    540,607      464,280
        Accounts receivable, net                  $  750,688   $  823,747

        During the quarter, the Retail segment accelerated its efforts to move customers from an installment-based lending program to revolving credit accounts. By the end of the quarter, approximately 600,000 customer accounts had been converted or were awaiting conversion. It is the intention of the Company to continue this practice over the coming years until substantially all of its customer accounts have been converted to revolving credit.

4.      Revolving credit accounting methods

        As the Company converts customer accounts from installment credit to revolving credit, the Company is evaluating the assumptions to be used in accounting for revolving credit. For example, the provision for uncollectible accounts for revolving credit is based upon an estimated twelve month roll rate of charge-offs versus a provision to cover the entire estimated charge-offs for an installment contract balance. Conversely, finance income, net, is only recognized as earned for revolving credit accounts versus recognition of the full net finance income from an installment based contract at the time the receivable is sold.

5.      Stockholders' equity

        During the twenty-six week period ended June 26, 1998, 832,067 shares of common stock were issued related to the exercise of employee stock options, and 18,478 shares of common stock were issued under the Fingerhut Companies, Inc. Employee Stock Purchase Plan. The total shares of common stock outstanding as of June 26, 1998 were 47,160,339.

6.      Subsequent events

        On July 23, 1998, the Company declared a cash dividend in the amount of $.04 per share, aggregating approximately $1.9 million, payable on August 20, 1998, to the shareholders of record as of the close of business on August 6, 1998.

        In July 1998, the Company issued 8,132 shares of common stock under the Fingerhut Companies, Inc. Employee Stock Purchase Plan.





MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
THIRTEEN AND TWENTY-SIX WEEKS ENDED
JUNE 26, 1998 AND JUNE 27, 1997

RETAIL SEGMENT
STATEMENTS OF EARNINGS
(In thousands of dollars, except per share data)
(Unaudited)


                          Thirteen Weeks Ended      Twenty-Six  Weeks Ended
                          June 26,     June 27,      June 26,     June 27,
                           1998         1997          1998         1997
Revenues:

  Net sales             $  326,496   $  340,400    $  595,916   $  630,556
  Finance income and
   other securitization
   income, net               3,184          355         3,621        3,489
                           329,680      340,755       599,537      634,045

Costs and expenses:

  Product cost             155,265      177,289       283,855      323,722
  Administrative and
   selling expenses        145,285      133,052       269,572      257,924
  Provision for uncol-
   lectible accounts        20,986       20,153        38,474       41,145
  Interest expense, net      4,347        7,215         9,767       14,434

                           325,883      337,709       601,668      637,225

Earnings (loss) before
 income taxes                3,797        3,046        (2,131)      (3,180)
Provision for income
 tax expense (benefit)       1,423        1,212          (800)      (1,264)

Net earnings (loss)     $    2,374   $    1,834    $   (1,331)  $   (1,916)

Earnings (loss) per
 share - Diluted        $      .05   $      .04    $     (.03)  $     (.04)




RETAIL SEGMENT
(Unaudited)

                           Thirteen Weeks Ended       Twenty-Six  Weeks Ended
                           June 26,     June 27,      June 26,     June 27,
                             1998         1997          1998         1997


Fingerhut Key Statistics:
Sales per mailing -
 existing customer list   $     2.59   $     2.93    $     2.60   $     2.94
Cost per new customer     $    17.05   $    13.72    $    19.47   $    14.97
Mailings (in 000's)
  New customers               44,087       35,098        77,936       68,061
  Existing customers          88,574       85,282       159,544      153,295
Active customer list
 (in 000's)                    4,158        4,562         4,158        4,562
Contribution margin per
 existing customer        $       20   $       20    $       35   $       35
Reserves for bad debt
 as a percent of total
 managed receivables            17.0%        17.1%         17.0%        17.1%
Reserves for bad debt
 as a percent of
 accounts 29 days plus
 delinquent                       76%          70%           76%          70%
Segment Key Statistics: (in 000's)
Capital expenditures      $    6,323   $    5,143    $   11,690   $    8,385
Depreciation              $   10,034   $   11,178    $   20,480   $   22,679





RETAIL SEGMENT
STATEMENTS OF EARNINGS (Managed Basis*)
(In thousands of dollars, except per share data)
(Unaudited)

                         Thirteen Weeks Ended      Twenty-Six  Weeks Ended
                          June 26,     June 27,      June 26,     June 27,
                           1998         1997          1998         1997
Revenues:

  Net sales             $  326,496   $  340,400    $  595,916   $  630,556
  Finance income and
   other revenues           49,060       55,673        93,041      101,661
                           375,556      396,073       688,957      732,217

Costs and expenses:

  Product cost             155,265      177,289       283,855      323,722
  Administrative and
   selling expenses        146,543      136,447       273,305      262,929
  Provision for uncol-
   lectible accounts        51,827       56,323        95,997      103,761
  Discount on sale of
   accounts receivable      13,777       15,753        28,164       30,551
  Interest expense, net      4,347        7,215         9,767       14,434

                           371,759      393,027       691,088      735,397

Earnings (loss) before
 income taxes                3,797        3,046        (2,131)      (3,180)
Provision for income
 tax expense (benefit)       1,423        1,212          (800)      (1,264)

Net earnings (loss)     $    2,374   $    1,834    $   (1,331)  $   (1,916)

Earnings (loss) per
 share - Diluted **     $      .05   $      .04    $     (.03)  $     (.04)



*       Presented in format consistent with prior periods.

**      Loss per share computed on a "diluted" share basis which is consistent with the Consolidated Statement of Earnings and the use of "primary" shares for results of operations prior to the implementation of FAS 128 for the year ended December 26, 1997.




Results of Operations - Retail Segment

Second Quarter
Net sales for the current 13-week period were $326.5 million compared to net sales of $340.4 million for the related period in 1997, a decrease of 4 percent. Fingerhut Corporation ("Fingerhut"), the Company's core business in this segment, had second quarter net sales of $316.5 million compared to $333.4 million in the same period in 1997, a decrease of 5 percent. Net sales from Fingerhut's new customer acquisition programs increased 6 percent to $64.3 million as a result of more mailings and a reduced returns and allowances rate, partially offset by lower sales per mailing. Net sales from Fingerhut's existing customer list totaled $252.2 million, which was an 8 percent decrease from the second quarter of 1997. The decrease was due to lower sales per mailing, partially driven by the Company's strategy to control credit risk. A lower returns and allowances rate mitigated the year over year net sales decrease.

Finance income and other securitization income, net, for the quarter was $3.2 million, compared to $0.4 million in the second quarter of 1997. This increase was primarily due to a lower provision for uncollectible accounts as well as lower collection costs applied to securitized receivables, and the securitization of new customer accounts, partially offset by lower finance income due to the reduced size of the customer portfolio.

Product cost for the current 13-week period was 47.6 percent of net sales, or $155.3 million, compared to 52.1 percent of net sales, or $177.3 million, during the comparable prior-year period. The decrease as a percent of net sales was primarily the result of negotiated vendor cost reductions, foreign currency devaluation, lower inventory obsolescence and cost reductions related to customer returns.

Administrative and selling expenses for the current 13-week period were $145.3 million, or 44.5 percent of net sales, compared to $133.1 million, or 39.1 percent of net sales, in the comparable prior-year period. Continued cost controls resulted in administrative expense levels consistent with prior year, offset by higher selling expenses caused by increased mailings as well as costs associated with the conversion of customer accounts to revolving credit.

The provision for uncollectible accounts relating to receivables sold is included in "Finance income and other securitization income, net." The provision for uncollectible accounts on a "managed" basis for the current 13-week period was 15.9 percent of net sales, compared to 16.5 percent of net sales for the second quarter of 1997. At the end of the second quarter, account balances 29 days or more delinquent as a percent of managed receivables stood at 22.5 percent, down from 24.6 percent at the end of the prior-year second quarter and 26.2 percent at the end of second quarter 1996. Bad debt reserves as a percent of balances 29 days or more delinquent stood at 76 percent at the end of second quarter, up from 70 percent in comparable quarter last year. Customer payments as a percent of originating receivables have also improved significantly over last year contributing to the reduction in delinquency.

Net interest expense for the current 13-week period was $4.3 million, compared with $7.2 million in the second quarter of 1997. The decrease in expense was due to lower working capital requirements as a result of better inventory management and lower customer receivables. The cash position for the Retail Segment was $138 million at quarter end compared to $35 million in the prior year.

The effective consolidated tax rate, which includes both the Retail Segment and Metris, for the second quarter of 1998 was 38.3 percent compared to 38.7 percent in the comparable prior-year period.

As a result of the items discussed above, the Retail Segment generated net earnings of $2.4 million, or $0.05 per share, compared to a second quarter 1997 net earnings of $1.8 million, or $0.04 per share.

First Half

Net sales for the 26-week period ended June 26, 1998 were $595.9 million compared to $630.6 million for the corresponding period in 1997, a decrease of 5 percent. Fingerhut had year to date net sales of $574.2 million compared to $610.0 million in the same period in 1997, a decrease of 6 percent. Net sales from Fingerhut's new customer acquisition programs increased 2 percent to $114.0 million, which was primarily due to an increase in the number of mailings. Net sales from Fingerhut's existing customer list declined 8 percent to $460.2 million, primarily as a result of lower sales per mailing, partially driven by the Company's strategy to control credit risk.

Finance income and other securitization income, net, for the first half of 1998 was $3.6 million, compared to $3.5 million for the same period in 1997. The increase was primarily due to securitization of new customer accounts, a lower provision for uncollectible accounts and lower collection costs applied to securitized receivables, offset by lower finance income due to the reduced size of the customer portfolio.

Product cost for the current 26-week period was 47.6 percent of net sales, or $283.9 million, compared to 51.3 percent of net sales, or $323.7 million, during the comparable prior-year period. The decrease as a percent of net sales was primarily the result of negotiated vendor cost reductions, foreign currency devaluations, and cost reductions related to customer returns.

Administrative and selling expenses for the first half of 1998 were $269.6 million, or 45.2 percent of net sales, compared to $257.9 million, or 40.9 percent of net sales, in the comparable prior-year period. Continued cost controls resulted in administrative expense levels consistent with prior year, while lower sales per mailing was the primary reason for the increase as a percent of net sales.

The provision for uncollectible accounts on a "managed" basis for the first half of 1998 was 16.1 percent of net sales, compared to 16.5 percent of net sales in the comparable prior-year period. The Company continues to focus on reducing bad debt through the tightening of its credit criteria as well as the acceleration of collection programs. Reserve provisions have been lowered prudently as actual results have been monitored and evaluated.

Net interest expense for the first half of 1998 was $9.8 million compared to $14.4 million in the comparable prior-year period. The decrease was primarily due to lower working capital requirements as a result of better inventory management and lower customer receivables.

The effective consolidated tax rate, which includes both the Retail and Financial Services Segments, for the first half of 1998 was 38.6 percent compared with 38.3 percent in the comparable period of the prior-year. The rate increase year over year was driven by the increase in Metris profits which have an applied tax rate of 38.5%.

As a result of the items discussed above, the Retail Segment generated a net loss for the 26-week period ended June 26, 1998 of $1.3 million, or $(.03) per share, compared to a net loss of $1.9 million, or $(.04) per share in the comparable period of 1997.




METRIS COMPANIES INC.
STATEMENTS OF EARNINGS
(In thousands of dollars, except per share data)
(Unaudited)

                         Thirteen Weeks Ended      Twenty-Six  Weeks Ended
                          June 30,     June 30,     June 30,     June 30,
                           1998         1997          1998         1997
Revenues:

  Net sales             $    7,251   $    1,528    $   12,915   $    2,425
  Finance income and
   other securitization
   income, net              92,528       55,134       186,462      112,477
                            99,779       56,662       199,377      114,902

Costs and expenses:

  Product cost                  78           10           139           10
  Administrative and
   selling expenses         53,392       32,832       109,778       66,374
  Provision for uncol-
   lectible accounts        21,390        6,429        41,432       17,483
  Interest expense, net      4,756        1,588         9,615        2,650

                            79,616       40,859       160,964       86,517

Earnings before income
 taxes and minority
 interest                   20,163       15,803        38,413       28,385
Provision for income
 taxes                       7,763        6,084        14,789       10,928

Net earnings before
 minority interest          12,400        9,719        23,624       17,457
Minority interest           (2,102)      (1,644)       (4,116)      (3,071)

Net earnings            $   10,298   $    8,075    $   19,508   $   14,386

Earnings per share
 Diluted                $      .20   $      .16    $      .38   $      .30

Key Statistics:
Managed net charge-off
 ratio                        10.6%         9.0%          9.7%         8.8%
Period-end managed
 loans (in 000's)       $3,880,965   $2,124,821    $3,880,965   $2,124,821
Total accounts (in 000's)    2,430        1,591         2,430        1,591
Managed loan loss
 reserves (in 000's)    $  324,157   $  139,825    $  324,157   $  139,825
Managed delinquency ratio      7.4%         5.9%          7.4%         5.9%
Reserves as a percent of
 30-day plus receivables       112%         112%          112%         112




Results of Operations - Financial Services Segment (Metris Companies
Inc.)

Second Quarter

Metris contributed net income for the quarter ended June 30 1998 of $10.3 million, or $.20 per share, up from $8.1 million, or $.16 per share, for the second quarter of 1997. The 27 percent increase in net income is the result of an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses. Metris' managed credit card loan portfolio increased 7 percent, or $264 million, during the second quarter bringing the portfolio to approximately $3.9 billion at June 30, 1998. Also during the quarter, Metris generated approximately 300,000 new accounts to end the quarter with over 2.4 million credit card accounts.

First Half

Metris contributed net income for the six months ended June 30, 1998 of $19.5 million, or $.38 per share, compared to $14.4 million, or $.30 per share, for the comparable prior-year period. Year to date, Metris' charge volume was approximately $1.6 billion, a 49 percent increase over the same period in 1997. Managed credit card fees, interchange and other related credit card income was $114.3 million compared to $68.8 million for the comparable period last year.

Liquidity and Capital Resources (Consolidated)

The Company funds its operations through internally generated funds, the sale of accounts receivable pursuant to the Fingerhut Master Trust, the Metris Master Trust, third party conduits, borrowings under the Company's Amended and Restated Revolving Credit Facility and Metris' Revolving Credit Facility (the "Revolving Credit Facilities") and the issuance of long-term debt and common stock.

The proceeds from the sale of Fingerhut accounts receivable were $1.051 billion and $1.205 billion at June 26, 1998 and December 26, 1997, respectively. Net proceeds received from the sale of credit card receivables were $3.205 billion at June 30, 1998 and $3.057 billion at December 31, 1997, of which $24.3 million and $29.3 million, respectively, was deposited in an investor reserve account held by the trustee of the Metris Master Trust for the benefit of the Metris Master Trust's certificateholders.

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

On July 30, 1998, the Company closed Series 1998-3, a $400 million variable funding series issued out of the Fingerhut Master Trust and sold to third party conduits. Approximately $91 million in proceeds were used to make an early repayment of Series 1994-2. Series 1994-2 supported the $1.2 billion asset backed commercial paper program that the Company shared with Metris. This commercial paper program was terminated on July 30, 1998. It was replaced by Series 1998-3 for the Company and a stand alone $600 million asset backed commercial paper program for Metris.

The Revolving Credit Facilities provide for aggregate commitments of up to $500.0 million, of which $200.0 million represents the Company's credit facility and $300.0 million represents Metris' credit facility, which is currently guaranteed by the Company. The expiration date for both facilities is September 2001. As of June 26, 1998, outstanding revolving credit balances totaled $150.0 million, of which $150.0 million related to Metris and outstanding letters of credit totaled $9.9 million, of which $6.3 million and $3.6 million related to the Company and Metris, respectively. As of June 27, 1997, outstanding revolving credit balances totaled $97.0 million, of which $48.0 million and $49.0 million related to the Company and Metris, respectively and the Company's outstanding letters of credit totaled $6.4 million. Additional outstanding open letters of credit under a separate agreement aggregated $44.2 million and $36.2 million at June 26, 1998 and June 27, 1997, respectively.

The Company had an aggregate amount of fixed rate notes outstanding of $345.0 million of which $245.0 and $100.0 related to the Company and Metris, respectively, as of June 26, 1998 and $270.0 million as of June 27, 1997.

The Company generated $32.6 million in cash from operations during the 26-week period ended June 26, 1998 compared with $17.8 million generated for operations during the related period in 1997. This $14.8 million net increase in cash generated by operations resulted primarily from a significant decrease in the Retail Segments' accounts receivable, net, and an increase in payables due to Metris credit card securitizations, net.

Net cash used by investing activities for the 26-week period ended June 26, 1998 was $29.6 million, compared to $13.4 million for the comparable period in 1997. This $16.2 increase in cash used by investing activities resulted primarily from a $9.8 million increase in excess of cost over fair value of Metris credit card portfolio acquisitions.

Net cash provided by financing activities for the 26-week period ended June 26, 1998 was $13.5 million, compared with $18.0 million generated for the comparable period in 1997. The $4.5 million net decrease was due to higher working capital requirements for Metris, which was partially offset by increase in issuance of common stock.

During 1994, the Company's Board of Directors authorized the repurchase of up to 2.5 million shares of the Company's common stock that may be made from time to time at prevailing prices in the open market or by block purchase and may be discontinued at any time. The purchases are made within certain restrictions relating to volume, price and timing in order to minimize the impact of the purchase on the market for the Company's common stock. During the current 26-week period, no stock was repurchased. Total purchases to date under this plan were 1,612,200 shares for an aggregate of $24.9 million.

On July 23, 1998, the Company declared a cash dividend in the amount of $.04 per share, aggregating approximately $1.9 million, payable on August 20, 1998, to the shareholders of record as of the close of business on August 6, 1998.

In July 1998, the Company issued 8,132 shares of common stock under the Fingerhut Companies, Inc. Employee Stock Purchase Plan.

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





Part II.  Other Information


Item 1.  Legal Items

                In October 1995, the Company was served with a legal action commenced in federal district court in Arizona by two shareholders against the Company, a current officer and a former officer alleging violations of Section 10(b) and 20 of the Securities Exchange Act of 1934, as amended and Rule 10b-5 thereunder. The complaint (i) alleges that the Company made false and misleading statements or omissions with respect to its plans regarding a proposed television shopping network,
                (ii) requests certification as a class action on behalf of shareholders of the Company who purchased Common Stock during a specified period and (iii) alleges unspecified damages. The Company considers the plaintiffs' claims to be without merit and intends to vigorously defend the matter. Venue has been transferred to federal district court in Minnesota. On May 29, 1997, the court granted the Company's motion to dismiss with leave for plaintiffs to file an amended complaint. On July 17, 1997, plaintiffs served their amended complaint. In lieu of an answer, the Company filed a motion to dismiss on September 15, 1997. On July 15, 1998, the court granted in part and denied in part the Company's motion to dismiss. The Company filed its answer on July 27, 1998.

Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of shareholders of the Company was held on May 6, 1998. At the meeting, the shareholders elected Stanley
        S. Hubbard (39,474,092 votes for and 266,166 votes withheld), Kenneth A. Macke (39,480,305 votes for and 259,953 votes withheld) and Christina L. Shea (39,475,774 votes for and 264,484 votes withheld) to three-year terms as directors and ratified the appointment of KPMG Peat Marwick LLP as the independent auditors of the Company (39,679,879 votes for, 25,632 votes against and 34,747 votes abstaining). The terms of office of the following directors continued after the meeting:
        Theodore Deikel, Wendell R. Anderson, Edwin C. Gage,
        Dudley C. Mecum and John M. Morrison.

Item 6. Exhibits and Reports on Form 8-K

         (a)     Exhibits:

                 10.1 Form of Change of Control Severance Agreement entered into between the Company and certain Executive Officers

                 10.2 Form of Change of Control Severance Agreement entered into between the Company and certain other Officers

                 11       Computation of Earnings per Share

                 27       Financial Data Schedule

         (b)     Reports on Form 8-K:

                 None







SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        FINGERHUT COMPANIES, INC.





Date: August 4, 1998       By:
                           /s/ Gerald T. Knight
                           Gerald T. Knight
                           Chief Financial Officer
                           (Principal Financial Officer)



Date: August 4, 1998       By:
                           /s/ John C. Manning
                           John C. Manning
                           Vice President, Finance



Date: August 4, 1998       By:
                           /s/ Thomas C. Vogt
                           Thomas C. Vogt
                           Corporate Controller
                           (Principal Accounting Officer)