Form 10-Q
period 1998-09-25
FINGERHUT COMPANIES INC
filed 1998-11-09
CIK 740126

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                         _______________________

                                FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



For Fiscal Quarter Ended                                      1-8668
    September 25, 1998                             Commission File Number

                       ___________________________


                        FINGERHUT COMPANIES, INC.
         (Exact name of registrant as specified in its charter)


        Minnesota                                41-1396490
(State of Incorporation)           (IRS Employer Identification No.)


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

                Yes   X                      No _____

As of November 4, 1998, 49,376,941 shares of the Registrant's Common Stock, $.01 par value, were outstanding.



                        FINGERHUT COMPANIES, INC.

                                FORM 10-Q

                           September 25, 1998


                            TABLE OF CONTENTS






Part I - Financial Information                                      Page

    Item 1. Financial Statements

             Consolidated Statements of Operations (Unaudited) -
              thirteen weeks and thirty-nine weeks ended
              September 25, 1998 and September 26, 1997.............. 3

             Consolidated Statements of Financial Position
              (Unaudited) - September 25, 1998 and December 26, 1997. 5

             Consolidated Statements of Cash Flows (Unaudited) -
              thirteen weeks and thirty-nine weeks ended
              September 25, 1998 and September 26, 1997.............. 6

             Condensed Notes to Consolidated Financial
              Statements (Unaudited)................................. 7

    Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition .....................11



Part II - Other Information

   Item 1.  Legal Proceedings ......................................22

   Item 5.  Other Events............................................22


   Item 6.  Exhibits and Reports on Form 8-K .......................22

   Signatures.......................................................24

                        FINGERHUT COMPANIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
       (In thousands of dollars, except share and per share data)
                               (Unaudited)



                          Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                         Sept. 25,    Sept. 26,     Sept. 25,    Sept. 26,
                           1998         1997          1998         1997

Revenues:

  Net sales             $  347,806   $  322,837    $  943,722   $ 953,393
  Finance income and
   other securitization
   income, net               2,031        2,212         5,652       5,701
                           349,837      325,049       949,374     959,094

Costs and expenses:

  Product cost             166,416      158,753       450,271     482,475
  Administrative and
   selling expenses        151,852      131,638       421,424     389,562
  Provision for uncol-
   lectible accounts        19,218       20,957        57,692      62,102
  Interest expense, net      4,060        6,881        13,827      21,315
  Provision for non-
   recurring items          38,130            -        38,130           -
                           379,676      318,229       981,344     955,454

(Loss)earnings from
 continuing operations
 before income taxes       (29,839)       6,820       (31,970)      3,640
Provision for income
 taxes                     (11,175)       2,578       (11,975)      1,314

Net (loss) earnings from
 continuing operations
 before extraordinary
 item                      (18,664)       4,242       (19,995)      2,326

Earnings from
 discontinued operations
 (less income taxes of
 $6,733 and $18,945 in
 1998 and $5,479 and
 $14,484 in 1997)           10,642        8,751        30,150      23,137

Net (loss) earnings before
 extraordinary item         (8,022)      12,993        10,155      25,463

Extraordinary item -
 early retirement of
 debt (less income taxes
 of $4,259)                 (7,096)           -        (7,096)          -

Net (loss) earnings     $  (15,118)  $   12,993    $    3,059  $   25,463

 See accompanying Condensed Notes to Consolidated Financial Statements.



                        FINGERHUT COMPANIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
       (In thousands of dollars, except share and per share data)
                               (Unaudited)


                          Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                         Sept. 25,    Sept. 26,     Sept. 25,    Sept. 26,
                           1998         1997          1998         1997


(Loss)/earnings per share:

 Continuing operations
  Basic                 $     (.39)  $      .09    $     (.42)  $     .05
  Diluted               $     (.39)  $      .09    $     (.42)  $     .05
 Discontinued operations, net
  Basic                 $      .22   $      .19    $      .64   $     .50
  Diluted               $      .22   $      .18    $      .64   $     .47
 Extraordinary item, net
  Basic                 $     (.14)  $        -    $     (.15)  $       -
  Diluted               $     (.14)  $        -    $     (.15)  $       -
 Total operations
  Basic                 $     (.31)  $      .28    $      .07   $     .55
  Diluted               $     (.31)  $      .26    $      .07   $     .52

Dividends               $        -   $      .04    $      .08   $     .12

Weighted average shares:
 Basic                  48,004,534   46,163,574    47,061,954  46,122,419
 Diluted                48,004,534   49,848,481    47,061,954  49,119,663




                        FINGERHUT COMPANIES, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                        (In thousands of dollars)
                               (Unaudited)
                                        September 25,        December 26,
                                            1998                 1997
ASSETS

Current assets:
  [S]                                    [C] [C]             [C] [C]
  Cash and cash equivalents              $   31,624          $   96,889
  Accounts receivable                       226,775             339,553
  Retained interest in securitized
    receivables                             167,412             178,652
  Less: reserve for uncollectible
    accounts and unearned finance income   (124,976)           (157,798)
  Accounts receivable, net                  269,211             360,407
  Inventories, net                          198,741             124,424
  Promotional material                      101,393              46,689
  Deferred income taxes                      85,015             118,472
  Current income taxes receivable            35,478                   -
  Other                                      12,826              14,186
    Total current assets                    734,288             761,067

Property and equipment, net                 216,604             256,726
Excess of cost over fair value of
 net assets acquired, net                   117,836              40,409
Net assets of discontinued operations             -             146,249
Customer lists, net                           8,355               8,401
Other assets                                 19,825              16,633
                                         $1,096,908          $1,229,485

LIABILITIES

Current liabilities:
  Accounts payable                       $  187,618          $  142,894
  Accrued payroll and employee benefits      29,449              43,534
  Other accrued liabilities                  29,618              35,371
  Revolving credit facility                 167,000                   -
  Current portion of long-term debt         125,076                  84
  Current income taxes payable                    -              61,958
    Total current liabilities               538,761             283,841

Long-term debt, less current portion            149             245,187
Deferred income taxes                        22,263              22,345
Other non-current liabilities                13,911               8,127
                                            575,084             559,500
STOCKHOLDERS' EQUITY
Preferred stock                                   -                   -
Common stock                                    502                 463
Additional paid-in capital                  353,142             292,407
Unearned compensation                        (1,036)               (738)
Earnings reinvested                         169,216             377,853
  Total stockholders' equity                521,824             669,985
                                         $1,096,908          $1,229,485



   See accompanying Condensed Notes to Consolidated Financial Statements.

                        FINGERHUT COMPANIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands of dollars)
                               (Unaudited)
                                                    Thirty-Nine Weeks Ended
                                                    Sept. 25,     Sept. 26,
                                                      1998           1997
Cash flows from operating activities:
  Net earnings                                     $    3,059    $   25,463
  Adjustments to reconcile net earnings to
   net cash provided (used) by operating activities:
    Income from discontinued operations               (30,150)      (23,137)
    Extraordinary net loss on debt extinguishment       7,096             -
    Non-recurring expenses                             38,130             -
    Depreciation and amortization                      33,388        37,318
    Amortization of unearned compensation                 628           993
  Change in assets and liabilities; net of effects of
     acquisition:
      Accounts receivable, net                        131,922        67,987
      Inventories, net                                (50,021)      (45,444)
      Promotional material and other current assets   (49,636)      (13,052)
      Accounts payable                                 37,763         1,011
      Accrued payroll and employee benefits           (17,705)      (13,493)
      Accrued liabilities                             (14,806)      (33,155)
      Current income taxes payable                    (56,963)      (47,429)
      Deferred income taxes                            33,375        33,720
      Other                                            (3,203)        4,163
Net cash provided by/(used in)
 operating activities                                  63,358        (5,055)

Cash flows from investing activities:
  Purchase of Arizona Mail Order (AMO)               (109,812)            -
  Investment in PC Flowers                             (2,041)            -
  Additions to property and equipment                 (19,516)      (15,919)
Net cash used by investing activities                (131,369)      (15,919)

Cash flows from financing activities:
  Repayments of long-term debt                       (120,046)           (46)
  Prepayment penalty                                  (10,768)             -
  Repayment of AMO credit facility                    (24,000)             -
  Revolving credit facility                           167,000         26,000
  Issuance of common stock                             31,453          3,322
  Repurchase of common stock                          (35,285)        (3,385)
  Cash dividends paid                                  (5,608)        (5,536)
Net cash provided by financing activities               2,746         20,355
Net decrease in cash and cash
 equivalents                                          (65,265)          (619)
Cash and cash equivalents at beginning of period       96,889         28,795
Cash and cash equivalents at end of period         $   31,624    $    28,176

Supplemental non-cash investing and financing activities:
  Tax benefit from exercise of non-qualified
   stock options, disqualified dispositions of
   Employee Stock Purchase Plan Shares, and
   vesting of restricted stock                     $   36,215    $       784
  Issuance of restricted stock, net of forfeitures $      926    $         -
  Dividend of Metris shares                        $  178,623    $         -
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest         $   19,062    $    22,869
  Cash paid during the period for income taxes     $   16,720    $    10,876

Included in cash and cash equivalents were liquid investments with original maturities of fifteen days or less.

 See accompanying Condensed Notes to Consolidated Financial Statements.

                        FINGERHUT COMPANIES, INC.
          CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                Unaudited


1.   Consolidated financial statements
       The consolidated financial statements of Fingerhut Companies, Inc. (the "Company") reflect the financial position and results of operations of the Company and its wholly owned and majority owned subsidiaries, after elimination of all material intercompany transactions and balances. The consolidated financial statements at September 25, 1998 include Arizona Mail Order (AMO), since the date of acquisition on August 31, 1998, the Company's equity investment in PC Flowers, and the tax-free spin-off of Metris Companies Inc. (Metris), which is now accounted for as a discontinued operation. All prior period financial statements have been restated to eliminate the results of Metris to conform to the current period's presentation. The reclassifications had no effect on net earnings
     (loss).

       The consolidated financial statements as of September 25, 1998 and September 26, 1997, and for the thirteen and thirty-nine weeks ended September 25, 1998 and September 26, 1997, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim period should not be considered indicative of the results to be expected for the entire year.

     During the first quarter of 1998, the Company implemented Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." FAS 130 has no material effect on the consolidated financial statements.

2.   Earnings (loss) per share

     Basic earnings (loss) per share were computed by dividing net earnings (loss) by the weighted average shares of common stock outstanding during the periods. Diluted earnings (loss) per share were computed by dividing net earnings (loss) by the weighted average shares of common stock and common stock equivalents outstanding during the periods. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock was calculated using the treasury stock method. Due to the loss from continuing operations in current quarter and year to date, dilutive effect of stock options is not considered in the earnings (loss) per share calculation.

3.   Investment and acquisition

     In July 1998, the Company acquired a 20 percent equity investment in PC Flowers and Gifts, Inc. for $2.0 million. PC Flowers and Gifts, Inc. is a leading on-line provider of flowers, gift baskets and gourmet food.

     On August 31, 1998, the Company purchased Arizona Mail Order (AMO), a leading direct marketer of women's apparel for $109.8 million.
     The effects of AMO's income statement for September 1998 are included within the Consolidated Statements of Operations. The acquired goodwill will be amortized on a straight-line basis over 15 years.

4.   Provision for non-recurring items

     The pre-tax provision for non-recurring items of $38.1 million includes a non-cash charge for the write-down of $33.6 million for Fingerhut's Western Distribution Center (WDI), which was placed in service in January 1998, as well as other pre-tax provisions for restructuring of $4.5 million.

     Due to the Company's changing focus to growth through acquisitions, it reviewed the carrying value of the WDI facility, to be held and used, for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121). It was determined that the sum of the undiscounted cash flow was less than the carrying value of the facility and therefore indicated that an impairment existed. Accordingly, an impairment loss was recognized as the amount by which the carrying value of the facility exceeded the fair market value. The fair market value of WDI was determined using an independent appraisal for the land and building and the Company's internal analysis for the equipment and improvements. As a result of this review, the Company recorded a non-cash, pre-tax charge of $33.6 million to write-down WDI to its estimated fair market value of $26.0 million.

     Included within the remaining non-recurring charges are $2.9 million related to termination benefits for 111 exempt employees, mainly from the Company's corporate office. As of September 25, 1998, the entire balance was included in "Other accrued liabilities."

5.   Discontinued operations

       In August 1998, the Company received a favorable tax-free spin ruling from the Internal Revenue Service to spin off its 83 percent owned subsidiary, Metris Companies Inc. ("Metris") via a tax-free stock dividend to the Company's shareholders. The distribution date of the dividend was September 25, 1998. As a result, the earnings of Metris are shown through September 25, 1998 (versus its normal cut-off of September 30) as earnings from discontinued operations, net of tax on the Consolidated Statement of Operations. Also included in discontinued operations in the third quarter of 1998 and year to date 1998 are $2.7 million of expenses, net of income tax, related to the spin-off. The Consolidated Statements of Financial Position and Cash Flows have been restated for prior periods to reflect Metris as a discontinued operation.


6.   Extraordinary item - loss on early retirement of debt

     In September 1998, the Company prepaid the holders of its $120 million privately placed Senior Notes. Accordingly, the Company recorded an extraordinary loss of $7.1 million, net of tax, related to the early retirement of debt. The extraordinary net loss was comprised of a $6.7 million prepayment penalty and $0.4 million write-off of unamortized fees related to the debt.

7.   Accounts receivable, net

     Accounts receivable, net of amounts sold, consisted of the following:

     (In thousands of dollars)                September 25, December 26,
                                                  1998         1997

     Customer receivables                      $  229,083   $  339,553
     Retained interest in securitized
      receivables                                 167,412      178,652
     Reserve for uncollectible accounts,
      net of anticipated recoveries               (84,419)    (100,901)
     Reserve for returns and exchanges             (8,781)     (11,382)
     Other reserves                               (12,880)     (22,765)
        Net collectible amount                    290,415      383,157
     Unearned finance income                      (21,204)     (22,750)
        Accounts receivable, net               $  269,211   $  360,407

     During the quarter, the Company continued to accelerate its efforts to move customers from an installment-based lending program to revolving credit accounts. By the end of the quarter, approximately
     1.3 million customer accounts had been converted or were awaiting conversion, representing $333.8 million in managed receivables, including the effect of all financial activity subsequent to conversion. It is the intention of the Company to continue this practice over the next 12 to 18 months until substantially all of its customer accounts have been converted to revolving credit. Reserves associated with owned and retained receivables have decreased from December 26, 1997 levels primarily because of the reduction in the receivables balance. On a percent of receivables basis, reserve levels differ from December 26, 1997 due to the inclusion of AMO in the September 25, 1998 balance, seasonality, and the impact of the conversion of installment based receivables to revolving credit (customer allowances and collection costs are being recorded as period costs for new revolving credit sales going forward, after conversion).

8.   Revolving credit accounting methods

     The provision for uncollectible accounts for revolving credit is based on a twelve-month roll rate of charge-offs versus a provision to cover the entire estimated charge-offs for an installment contract balance. Finance income, net, is recognized as earned for revolving credit accounts versus recognition of the full net finance income from an installment based contract at the time the receivable is sold.

9.   Stockholders' equity

     During the thirty-nine week period ended September 25, 1998, 5,198,532 shares of common stock were issued related to the exercise of employee stock options, and 26,610 shares of common stock were issued under the Fingerhut Companies, Inc. Employee Stock Purchase Plan. The Company repurchased 26,500 shares of Common Stock from the open market for $203,106. The Company also repurchased approximately 1.4 million mature shares for $35.1 million, which was authorized in connection with the spin-off of Metris. The total of the shares of common stock outstanding as of September 25, 1998 was 50,197,056. The Company issued a tax free stock dividend to its shareholder on September 25, 1998 relating to the Company's investment in Metris. The investment had a carrying value of $178.6 million at the time of the dividend. Also, the Company's Board of Directors approved a stock option grant under existing option plans of 3.9 million shares and 80,000 shares of restricted stock of which 20,000 shares vest over 3 years and 60,000 shares vest over 4 years.

10.  Subsequent events

     In October 1998, the Company issued 18,411 shares of common stock under the Fingerhut Companies, Inc. Employee Stock Purchase Plan. The Company repurchased 861,000 shares of Common Stock in the open market for $8.4 million.

     The Company entered into a definitive stock purchase agreement on October 28, 1998 to acquire Popular Club, a New Jersey based regional cataloger of general merchandise with annual revenues of $180 million. The acquisition is expected to be completed prior to the Company's year-end.

       MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION
                  THIRTEEN AND THIRTY-NINE WEEKS ENDED
                SEPTEMBER 25, 1998 AND SEPTEMBER 26, 1997
                        FINGERHUT COMPANIES, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS (Managed Basis)
            (In thousands of dollars, except per share data)
                               (Unaudited)
                          Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                         Sept. 25,    Sept. 26,     Sept. 25,    Sept. 26,
                           1998         1997          1998         1997

Revenues:
  Net sales             $  347,806   $  322,837    $  943,722   $  953,393
  Finance income and
   other securitization
   income, net              50,754       55,733       148,449      161,606
                           398,560      378,570     1,092,171    1,114,999
Costs and expenses:
  Product cost             166,416      158,753       450,271      482,475
  Administrative and
   selling expenses        153,126      134,837       426,431      397,766
  Provision for uncol-
   lectible accounts        51,120       55,450       147,117      159,211
  Discount on sale of
   accounts receivable      15,547       15,829        48,365       50,592
  Interest expense, net      4,060        6,881        13,827       21,315
  Provision for non-
   recurring items          38,130            -        38,130            -
                           428,399      371,750     1,124,141    1,111,359
(Loss)earnings from
 continuing operations
 before income taxes       (29,839)       6,820       (31,970)       3,640
Provision for income
 taxes                     (11,175)       2,578       (11,975)       1,314
Net (loss) earnings from
 continuing operations
 before extraordinary
 item                      (18,664)       4,242       (19,995)       2,326
Earnings from
 discontinued operations
 (less income taxes of
 $6,733 and $18,945 in
 1998 and $5,479 and
 $14,484 in 1997)           10,642        8,751        30,150       23,137
Net (loss) earnings before
 extraordinary item         (8,022)      12,993        10,155       25,463
Extraordinary item -
 early retirement of
 debt (less income taxes
 of $4,259)                 (7,096)           -        (7,096)           -
Net (loss) earnings     $  (15,118)  $   12,993    $    3,059   $   25,463

NOTE: All prior-period financial information has been restated to conform to the current period's presentation. The reclassifications had no effect on net earnings.




                          CONTINUING OPERATIONS
                               (Unaudited)


                             Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                            Sept. 25,    Sept. 26,     Sept. 25,    Sept. 26,
                              1998         1997          1998          1997


Fingerhut Corporation Key Statistics:
Sales per mailing -
 existing customer list   $     3.02   $     3.09    $     2.74   $    2.99
Cost per new customer     $    18.72   $    10.87    $    19.24   $   13.66
Mailings (in 000's)
  New customers               35,439       30,254       113,375      98,315
  Existing customers          81,551       77,174       241,095     230,469
Active customer list
 (in 000's)                    4,073        4,442         4,073       4,442
Contribution margin per
 existing customer        $       22   $       20    $       58   $      56
Reserves for bad debt
 as a percent of total
 managed receivables            16.6%        16.7%         16.6%       16.7%

Results of Operations - Continuing Operations

Third Quarter
Net sales for the current 13-week period were $347.8 million compared to net sales of $322.8 million for the related period in 1997, an increase of 8 percent. Fingerhut Corporation ("Fingerhut"), the Company's core business, had third quarter net sales of $332.1 million compared to $317.1 million in the same period in 1997, an increase of 5 percent. Net sales from Fingerhut's new customer acquisition programs remained flat at $56.8 million. Net sales from Fingerhut's existing customer list totaled $275.3 million, which was a 6 percent increase from the third quarter of 1997. The increase was due to a higher volume of mailings (partially offset by lower customer response), higher average order size, lower returns and allowances, and increased commission revenue related to extended service plans. With the spin-off of Metris, and in accordance with Generally Accepted Accounting Principles, the Company discontinued the deferral of commission revenue earned from the sale of extended service plans (underwritten by Metris; now a third party) over the life of such plans. This resulted in $4.0 million of additional revenue over prior year in the quarter. Finally, net sales from the Company's subsidiaries were $15.7 million compared to net sales of $5.7 million in third quarter 1997, primarily the result of the acquisition of Arizona Mail Order (AMO) on August 31, 1998.

Finance income and other securitization income, net, for the quarter was $2.0 million, compared to $2.2 million in the third quarter of 1997. This decrease was primarily due to lower finance income resulting from a reduction in the size of the accounts receivable portfolio, and was partially offset by a lower provision for uncollectible accounts, lower collection costs applied to securitized receivables, and the securitization of new customer accounts. In addition, the conversion of closed end customer accounts to revolving credit has resulted in lower finance income related to new sales and other customer charges. Finance income for revolving credit accounts is recognized as earned versus at the time of securitization of the receivable balance on an installment-based account.

Product cost for the current 13-week period was 47.8 percent of net sales, or $166.4 million, compared to 49.2 percent of net sales, or $158.8 million, during the comparable prior-year period. The decrease as a percent of net sales was primarily the result of foreign currency devaluation, lower inventory obsolescence and cost reductions related to customer returns, partially offset by a shift in the sales mix to lower margin electronics.

Administrative and selling expenses for the current 13-week period were $151.9 million, or 43.7 percent of net sales, compared to $131.6 million, or 40.8 percent of net sales, in the comparable prior-year period. Selling expenses increased over the prior year due to an increase in mailings, higher paper costs, costs associated with the conversion of customer accounts to revolving credit, and expenses related to AMO. Before inclusion of administrative costs associated with revolving credit and AMO, administrative expense levels were consistent with the prior year.

The provision for uncollectible accounts relating to receivables sold is included in "Finance income and other securitization income, net." The provision for uncollectible accounts on a "managed" basis for the current 13-week period was 14.7 percent of net sales, compared to 17.2 percent of net sales for the third quarter of 1997. At the end of the third quarter, account balances 29 days or more delinquent as a percent of managed receivables stood at 21.9 percent, down from 25.0 percent at the end of the prior-year third quarter, and 27.6 percent at the end of third quarter 1996. Credit sales and other charges to newly created revolving credit accounts generated a lower provision for uncollectible accounts because the provision was based on estimated charge-offs for the next twelve months (versus closed end accounts which incur provisions to cover charge-offs over the life of the contract). The lower revolving credit provision for uncollectible accounts is offset by lower finance income recognized at the time of securitization, as noted above. Finance income recognized in future periods will offset charge-offs beyond the next twelve months.

Net interest expense for the current 13-week period was $4.1 million, compared with $6.9 million in the third quarter of 1997. The decrease in expense was due to lower working capital requirements as a result of lower customer receivables and better inventory management.

The pre-tax provision for non-recurring items of $38.1 million includes a non-cash charge for the write-down of Fingerhut's Western Distribution Center (WDI) of $33.6 million, as well as other pre-tax provisions for restructuring of $4.5 million. The write-down of WDI was taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

The extraordinary after-tax charge of $7.1 million reflects the retirement cost of the Company's $120 million privately placed Senior Notes plus the write-off of the related unamortized fees.

The effective tax rate for continuing operations for the third quarter of 1998 was 37.5 percent compared to 37.8 percent in the comparable prior-year period.

Excluding non-recurring and extraordinary items, the Company's Continuing Operations generated net earnings of $5.2 million, or $0.11 per share, compared to a third quarter 1997 net earnings of $4.2 million, or $0.09 per share. The net earnings from discontinued operations (Metris) was $10.6 million, or $0.22 per share, net of $2.7 million in costs associated with the spin, compared to a third quarter 1997 net earnings of $8.8 million, or $0.18 per share. Consolidated net loss was $15.1 million, or ($0.31) per share, compared to third quarter 1997 net earnings of $13.0 million, or $0.26 per share.

Thirty-Nine Week Period

Net sales for the 39-week period ended September 25, 1998 were $943.7 million compared to $953.4 million for the corresponding period in 1997, a decrease of 1 percent. Fingerhut had year to date net sales of $906.3 million compared to $927.0 million in the same period in 1997, a decrease of 2 percent. Net sales from Fingerhut's new customer acquisition programs increased 2 percent to $170.8 million, which was primarily due to an increase in the number of mailings. Net sales from Fingerhut's existing customer list declined 3 percent to $735.5 million, primarily as a result of lower sales per mailing, partially driven by the Company's strategy to control credit risk.

Finance income and other securitization income, net, for the first thirty-nine weeks of 1998 was $5.7 million, which was flat compared to the same period in 1997.

Product cost for the current 39-week period was 47.7 percent of net sales, or $450.3 million, compared to 50.6 percent of net sales, or $482.5 million, during the comparable prior-year period. The decrease as a percent of net sales was primarily the result of negotiated vendor cost reductions, foreign currency devaluations, cost reductions related to customer returns, and lower inventory obsolescence.

Administrative and selling expenses for the first thirty-nine weeks of 1998 were $421.4 million, or 44.7 percent of net sales, compared to $389.6 million, or 40.9 percent of net sales, in the comparable prior-year period. Continued cost controls resulted in administrative expense levels consistent with the prior year, while lower sales per mailing was a major reason for the increase as a percent of net sales. Costs related to the conversion of accounts to revolving credit also contributed to the year over year increase.

The provision for uncollectible accounts on a "managed" basis for the first thirty-nine weeks of 1998 was 15.6 percent of net sales, compared to 16.7 percent of net sales in the comparable prior-year period. The Company continues to focus on controlling bad debt through the use of stringent credit criteria and effective collection programs, which have resulted in lower charge-offs year over year. At the end of the third quarter, account balances 29 days or more delinquent as a percent of managed receivables stood at 21.9 percent, down from 25.0 percent at the end of the prior-year third quarter, and 27.6 percent at the end of third quarter 1996.

Net interest expense for the first thirty-nine weeks of 1998 was $13.8 million compared to $21.3 million in the comparable prior-year period. The decrease was primarily due to lower working capital requirements. Also, lower utilization of the Company's revolving credit facility, the pay-down of senior notes in December 1997 and more investment income have reduced net interest expense year over year.

The pre-tax provision for non-recurring items of $38.1 million includes a non-cash charge for the write-down of Fingerhut's Western Distribution Center (WDI) of $33.6 million, as well as other pre-tax provision for restructuring of $4.5 million. The write-down of WDU was taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

The extraordinary after-tax charge of $7.1 million reflects the retirement cost of the Company's $120 million privately placed Senior Notes plus the write-off of the related unamortized fees.

The effective consolidated tax rate for the Company's Continuing
Operations for the first thirty-nine weeks of 1998 was 37.5 percent compared with 36.1 percent in the comparable period of the prior-year.

Excluding non-recurring and extraordinary items, the Company's Continuing Operations generated net earnings for the 39-week period ended September 25, 1998 of $3.8 million, or $.08 per share, compared to net earnings of $2.3 million, or $.05 per share in the comparable period of 1997. The net earnings from discontinued operations (Metris) was $30.2 million, or $0.64 per share, net of $2.7 million in costs associated with the spin, for the first 39 weeks of 1998, compared to 1997 net earnings of $23.1 million, or $0.47 per share. Consolidated net earnings were $3.1 million, or $0.07 per share, compared to 1997 net earnings of $25.5 million, or $0.52 per share.


Liquidity and Capital Resources (Consolidated)

The Company funds its operations through internally generated funds, the sale of accounts receivable pursuant to the Fingerhut Master Trust, borrowings under the Company's Revolving Credit Facility and the issuance of long-term debt and common stock.

The proceeds from the sale of Fingerhut accounts receivable were $1.044 billion and $1.205 billion at September 25, 1998 and December 26, 1997, respectively.

During the first quarter, the Fingerhut Master Trust was amended to include certain revolving receivables and certain previously unsold, new customer installment receivables. As a result of this the Company terminated an agreement to sell revolving receivables to a third party conduit.

In April 1998, the Company issued Series 1998-1 and Series 1998-2 securities to third parties. These agreements generated net proceeds of $897.0 million of which $790.0 million was used to pay down the entire principal portion of the 1997-1 Series. Approximately $102.5 million of the remaining proceeds were used to reduce the Class A Variable Funding Certificate issued under Series 1994-2.

On July 30, 1998, the Company closed Series 1998-3, a $400 million variable-funding series issued out of the Fingerhut Master Trust and sold to third party conduits. Approximately $91 million in proceeds were used to make an early repayment of Series 1994-2. Series 1994-2 supported the $1.2 billion asset backed commercial paper program through the Fingerhut Owner Trust that the Company shared with Metris. This commercial paper program was terminated on July 30, 1998. It was replaced by Series 1998-3 for the Company.

In connection with the spin-off of Metris, the Company amended its Amended and Restated Revolving Credit Facility. The changes resulted in the removal of the Company's guarantee on the Metris outstanding balances and an increase in aggregate commitments to up to $250.0 million from $200.0 million. The expiration date for the facility was extended to September 2003. Additionally, as of September 25, 1998, outstanding revolving credit balances totaled $167.0 million and outstanding letters of credit totaled $6.3 million. As of September 26, 1997, outstanding revolving credit balances totaled $49.0 million and outstanding letters of credit totaled $4.9 million. Additional outstanding open letters of credit under separate agreements aggregated $34.1 million and $43.6 million at September 25, 1998 and September 26, 1997, respectively.

On September 24, 1998, the Company prepaid $120 million of privately placed Senior Notes using existing credit facilities. The prepayment resulted in an extraordinary loss of $7.1 million, net of tax. In October 1998, as a result of the prepayment of the privately placed Senior Notes, the Company entered into 364-day revolving credit facility for $130 million. The Company had an aggregate amount of fixed rate notes outstanding of $125.0 million as of September 25, 1998 and $270.0 million as of September 26, 1997.

The Company generated $63.4 million in cash from operations during the 39-week period ended September 25, 1998 compared with a $5.0 million use of cash for operations during the related period in 1997. This $68.4 million net increase in cash generated by operations resulted primarily from a significant decrease in accounts receivable, net and an increase in accounts payable, partially offset by an increase in promotional materials.

Net cash used by investing activities for the 39-week period ended September 25, 1998 was $131.4 million, compared to $15.9 million for the comparable period in 1997. This $115.5 million increase in cash used by investing activities resulted primarily from the acquisition of AMO in the third quarter of 1998.

Net cash provided by financing activities for the 39-week period ended September 25, 1998 was $2.7 million, compared with $20.4 million generated for the comparable period in 1997. The $17.7 million net decrease was primarily due a repayment of long term notes of $120.0 million, the repayment of AMO's revolving credit facility of $24.0 million, an increase in the repurchase of common stock of $31.9 million, partially offset by the increase in the revolving credit facility of $141.0 million.

During 1994, the Company's Board of Directors authorized the repurchase of up to 2.5 million shares of the Company's common stock that may be made from time to time at prevailing prices in the open market or by block purchase and may be discontinued at any time. The purchases are made within SEC Rule 10-b-18, which has certain restrictions relating to volume, price and timing in order to minimize the impact of the purchase on the market for the Company's common stock. During the current 39-week period, 26,500 shares were repurchased. In October 1998, the Company repurchased an additional 861,000 shares, bringing total purchases to date under this plan to 2,499,700 shares for an aggregate of $33.5 million.

In October 1998, the Company issued 18,411 shares of common stock under the Fingerhut Companies, Inc. Employee Stock Purchase Plan.

The Company entered into a definitive stock purchase agreement on October 28, 1998 to acquire Popular Club, a New Jersey based regional cataloger of general merchandise with annual revenues of $180 million. The acquisition is expected to be completed prior to the Company's year-end.

The Company believes it will have sufficient funds available to meet current and future commitments.

Year 2000 Issue

The "Year 2000" issue developed because most computer systems and programs were designed to record years (e.g. "1998") as two-digit fields (e.g. "98"). When the year 2000 begins, these systems may interpret "00" as the year 1900 and may stop processing date-related computations or process them incorrectly. To prevent this, companies need to examine their computer systems and programs, fix the problem and test the results. Year 2000 compliance must be achieved on or before December 31, 1999. Also, certain systems currently refer to dates beyond December 31, 1999 and, therefore, have required earlier compliance.
READINESS FOR YEAR 2000: The Company, as with all database marketing companies, is heavily dependent upon computer systems for all phases of its operations. For this reason, it is aggressively addressing the Year 2000 issue to mitigate the effect on software performance. In early 1996, a comprehensive effort to identify and correct the Year 2000 programming issues began. By mid-1996 the most critical mainframe processing system was converted to be Year 2000 compliant and the Company initiated a project to address all remaining systems, utilizing both internal and external resources. In late 1997, a Year 2000 Project Office was created to oversee the project, to address all related business issues, and to facilitate communication with significant suppliers and service providers. The project was divided into the following phases: (i) identification and inventorying of all systems with potential Year 2000 problems; (ii) evaluation of scope of Year 2000 issues and assignment of priorities to each item based upon its importance in the Company's operations; (iii) rectification of Year 2000 issues in accordance with assigned priorities, by correction, upgrade, replacement, or retirement; and (iv) testing for and validation of Year 2000 compliance. Because the Company uses a variety of systems, internally developed and third party provided software, and embedded chip equipment, depending on the business function and location, various aspects of the Company's Year 2000 efforts are in different phases and are proceeding parallel.
The Company's operations are also dependent on the Year 2000 readiness of third parties that do business with the Company. In particular, the Company's systems interact with automated clearing-houses to handle the transfer of cash relating to the sale of the Company's receivables. The Company is also dependent on third-party suppliers of such infrastructure elements as, but not limited to, telephone services, electric power, and water. The Company does not depend to any significant degree on any single merchandise vendor. The Company has identified and initiated formal communications with key suppliers and merchandise vendors to determine the extent to which the Company will be vulnerable to such parties' failures to address and resolve their Year 2000 issues.
Although the Company is not aware of any known third party problem that will not be rectified, the Company has limited information concerning the Year 2000 readiness of third parties.
COSTS: The Company estimates that its internally developed systems will be Year 2000 compliant by mid-1999. Aggregate costs for work related to Year 2000 efforts are anticipated to range from approximately $16 to $18 million. Operating costs related to the Year 2000 compliance project will be incurred over several quarters and will be expensed as incurred. The Company incurred $5.1 million and $3.4 million in expense during the 39 weeks ended September 25, 1998 and September 26, 1997, respectively.
RISKS: The Company expects to implement the changes necessary to address the Year 2000 issue for systems and equipment used within the Company. The Company presently believes that, with modifications to existing software, conversions to new software, and appropriate replacement of equipment, the Year 2000 issue is not likely to pose significant operational problems. However, if unforeseen difficulties arise or such modification, conversions and replacements are not completed in a timely manner, or if the Company's vendors' or suppliers' systems are not modified to become Year 2000 compliant, the Year 2000 issue may have a material impact on the results of operations and financial condition of the Company. The Company is presently unable to assess the likelihood that it will experience significant operational problems due to unresolved Year 2000 problems of third parties.
The Company's estimates of the costs of achieving Year 2000 compliance and the date by which Year 2000 compliance will be achieved are based on management's best estimates. These estimates are derived using numerous assumptions about future events including the continued availability of resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to locate, correct, and test all relevant computer codes, the success achieved by the Company's suppliers in reaching year 2000 readiness, the timely availability of necessary replacement equipment, and similar uncertainties.
CONTINGENCY PLANS: The Company believes the most likely worst-case scenarios that it might confront with respect to the Year 2000 issues have to do with the possible failure in one or more geographic regions of third party systems over which the Company has no control, such as, but not limited to, power and telephone service. The Company has in place a business continuity plan that addresses recovery from various kinds of disasters, including recovery from significant interruption to data flows and distribution capabilities at the Company's major data systems centers and major distribution centers. The Company is using that plan as a starting point for developing specific Year 2000 contingency plans, which it expects to complete during the first half of 1999.


                        FINGERHUT COMPANIES, INC.
                       FORWARD LOOKING STATEMENTS


This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding intent, belief or current expectations of the Company and its management. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements, including: general economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation; risks associated with unsecured credit transactions; interest rate risks; seasonal variations in consumer purchasing activities; increases in postal and paper costs; competition in the retail and direct marketing industry; dependence on the securitization of accounts receivable and credit card loans to fund operations; state and federal laws and regulations related to advertising, offering and extending credit, charging and collecting state sales/use taxes; product safety; Year 2000 compliance; and risks of doing business with foreign suppliers. Each of these factors is more fully discussed in Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1997.



                       Part II.  Other Information

Item 1.  Legal Items
        The Company is a party to various claims, legal actions, disputes and other complaints arising in the ordinary course of business. In the opinion of management, any losses that may occur are adequately covered by insurance, are provided for in the financial statements, or are without merit and the ultimate outcome of these matters will not have a material effect on the financial position or operations of the Company.
       On August 14, 1997, Fingerhut Corporation ("Fingerhut") was served with a summons and class action complaint commenced in Minnesota District Court, Fourth Judicial District, on behalf of named plaintiffs in ten states. The alleged class consists of "Fingerhut customers whose contracts are declared by Fingerhut to be governed by Minnesota law." The complaint alleges violations of the usury law, deceptive trade practices and consumer fraud based on Fingerhut's use of the "time price" doctrine in its credit sales. The plaintiffs' claims are substantially identical to the claims asserted in an earlier case brought against Fingerhut in the same court. The court granted summary judgment in favor of Fingerhut in that case in March 1997. The plaintiffs in that case did not appeal the summary judgment, and their counsel has refiled their claims on behalf of new members of the purported plaintiff class. Fingerhut responded to the complaint by filing a motion for judicial reassignment. The court denied this motion. On September 28, 1998, the court denied in part and granted in part Fingerhut's motion for summary judgment on the plaintiffs' claims. A pre-trial settlement conference was held on October 19, 1998.
       Additional information required by this item appears in Item 1  of
     Part II of the Company's Form 10-Q for the fiscal quarter ended June 26, 1998, which information is incorporated herein by reference.

Item 5.  Other Events
     On November 3, 1998, the Company announced that it had entered into a definitive stock purchase agreement dated as of October 28 1998, to acquire Popular Club Plan, Inc. ("PCP"), a New Jersey based regional cataloger of general merchandise with annual revenues of $180 million. PCP is a wholly-owned subsidiary of J. Crew Operating Corp. The expected date of the consummation of the transaction will be as soon as practicable and is contingent upon, among other things, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Item 6.  Exhibits and Reports on Form 8-K
         (a)     Exhibits:
                  10.n Amended and Restated Revolving Credit and Letter
                       of Credit Facility Agreement dated as of October 29, 1990, as amended and restated as of June 18, 1998, among Fingerhut Companies, Inc., the Guarantors party thereto, the Lenders party thereto, NationsBank, N.A., as Syndication Agent, the Issuing Banks party thereto, and The Chase Manhattan Bank, as Administrative Agent.
                  10.n(i)First Amendment to the Amended and Restated
                        Revolving Credit and Letter of Credit Facility Agreement dated as of September 9, 1998.
                  10.n(ii)Second Amendment to the Amended and Restated
                        Revolving Credit and Letter of Credit Facility Agreement dated as of September 15, 1998.
                 11       Computation of Earnings per Share
                 27       Financial Data Schedule
                 27-1     Restated Financial Data Schedule
                 27-2     Restated Financial Data Schedule
         (b)     Reports on Form 8-K:
               During the quarter ended September 25, 1998, the Company filed the following Current Reports on Form 8-K:
               (i) Current Report on Form 8-K dated August 17, 1998, reporting under Item 5 the receipt of a favorable private letter ruling from the Internal Revenue Service in connection with the Company's previously-filed request to spin off its approximate 83% interest in Metris Companies Inc., a Delaware corporation ("Metris") by distributing, on a pro rata basis, all of the shares of common stock of Metris owned by the Company to all of the holders of common stock of the Company (the "Spin-Off").
               (ii) Current Report on Form 8-K dated September 17, 1998,
                    reporting under Item 5 the acquisition of substantially all of the assets of Arizona Mail Order Company, Inc.
               (iii)Current Report on Form 8-K dated October 1, 1998,
                    reporting under Item 2 the Spin Off and under Item 5
                    (1) the repurchase of shares of Fingerhut common stock from its Chief Executive Officer, (2) the recording of a non-recurring, after-tax charge in the third quarter, and (3) the amendment of certain stock option plans in connection with the Spin-Off.
               (iv) Amendment to Current Report on Form 8-K/A dated
                    October 5, 1998, revising disclosure previously reported on October 1, 1998 under Item 5 relating to the recording of a non-recurring, after-tax charge.




                               SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                         FINGERHUT COMPANIES, INC.





Date:  November 6, 1998    By:
                           /s/ Gerald T. Knight
                           Gerald T. Knight
                           Chief Financial Officer
                           (Principal Financial Officer)



Date:  November 6,1998     By:
                           /s/ John C. Manning
                           John C. Manning
                           Vice President, Finance



Date:  November 6, 1998    By:
                           /s/ Thomas C. Vogt
                           Thomas C. Vogt
                           Corporate Controller
                           (Principal Accounting Officer)