Form 10-Q/A
period 1998-09-25
FINGERHUT COMPANIES INC
filed 1998-11-23
CIK 740126

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                         _______________________

                                FORM 10-Q/A



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
                         Sept. 25,    Sept. 26,     Sept. 25,    Sept.26,
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



   See accompanying Condensed Notes to Consolidated Financial Statements.


                        FINGERHUT COMPANIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands of dollars)
                               (Unaudited)
                                                    Thirty-Nine Weeks Ended
                                                    Sept. 25,     Sept. 26,
                                                      1998           1997
Cash flows from operating activities:
  Net earnings                                     $    3,059    $   25,463
  Adjustments to reconcile net earnings to
   net cash provided (used) by operating activities:
    Income from discontinued operations               (30,150)      (23,137)
    Extraordinary net loss on debt extinguishment       7,096             -
    Non-recurring expenses                             38,130             -
    Depreciation and amortization                      33,388        37,318
    Amortization of unearned compensation                 628           993
  Change in assets and liabilities; net of effects of
     acquisition:
      Accounts receivable, net                        131,922        67,987
      Inventories, net                                (50,021)      (45,444)
      Promotional material and other current assets   (49,636)      (13,052)
      Accounts payable                                 37,763         1,011
      Accrued payroll and employee benefits           (14,325)      (13,493)
      Accrued liabilities                             (17,705)      (33,155)
      Current income taxes payable                    (56,963)      (47,429)
      Deferred income taxes                            33,375        33,720
      Other                                            (3,203)        4,163
Net cash provided by/(used in)
 operating activities                                  63,358        (5,055)

Cash flows from investing activities:
  Purchase of Arizona Mail Order (AMO)               (109,812)            -
  Investment in PC Flowers                             (2,041)            -
  Additions to property and equipment                 (19,516)      (15,919)
Net cash used by investing activities                (131,369)      (15,919)

Cash flows from financing activities:
  Repayments of long-term debt                       (120,046)           (46)
  Prepayment penalty                                  (10,768)             -
  Repayment of AMO credit facility                    (24,000)             -
  Revolving credit facility                           167,000         26,000
  Issuance of common stock                             31,453          3,322
  Repurchase of common stock                          (35,285)        (3,385)
  Cash dividends paid                                  (5,608)        (5,536)
Net cash provided by financing activities               2,746         20,355
Net decrease in cash and cash
 equivalents                                          (65,265)          (619)
Cash and cash equivalents at beginning of period       96,889         28,795
Cash and cash equivalents at end of period         $   31,624    $    28,176

Supplemental non-cash investing and financing activities:
  Tax benefit from exercise of non-qualified
   stock options, disqualified dispositions of
   Employee Stock Purchase Plan Shares, and
   vesting of restricted stock                     $   36,215    $       784
  Issuance of restricted stock, net of forfeitures $      926    $         -
  Dividend of Metris shares                        $  178,623    $         -
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest         $   19,062    $    22,869
  Cash paid during the period for income taxes     $   16,720    $    10,876

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

       The Company has been named as a defendant in two class action lawsuits filed on October 6, 1998 and October 14, 1998 in the United States District Court for the District of Minnesota against Metris Companies Inc., the Company, two current officers of Metris and a current officer of the Company. The Company has not yet been served with the Complaint in either case. Both lawsuits allege (i) that Metris misled investors about its financial performance by failing to properly account for revenues and expenses associated with fee-based services for which a full refund period exists, and (ii) requests certification as a class action on behalf of shareholders of Metris who purchased Metris common stock during a specified period. The Company considers the plaintiffs' claims to be without merit and intends to vigorously defend the matter. The complaints allege that the Company was aware of Metris' financial condition and internal business practices, influenced and controlled the decisionmaking of Metris and had the power to prevent Metris' issuance of misleading statements to the public.

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

Item 6.  Exhibits and Reports on Form 8-K
         (a)     Exhibits:
                  10.n Amended and Restated Revolving Credit and Letter
                       of Credit Facility Agreement dated as of October
                       29, 1990, as amended and restated as of June 18,
                       1998, among Fingerhut Companies, Inc., the
                       Guarantors party thereto, the Lenders party
                       thereto, NationsBank, N.A., as Syndication Agent,
                       the Issuing Banks party thereto, and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.n to Registrant's Quarterly Report on Form 10-Q (File No. 1-8668) for the fiscal quarter ended September 25, 1998).
                  10.n(i)First Amendment to the Amended and Restated
                        Revolving Credit and Letter of Credit Facility Agreement dated as of September 9, 1998 (Incorporated by reference to Exhibit 10.n(i) to Registrant's Quarterly Report on Form 10-Q (File No. 1-8668)
                        for the fiscal quarter ended September 25, 1998).
                  10.n(ii)Second Amendment to the Amended and Restated
                        Revolving Credit and Letter of Credit Facility Agreement dated as of September 15, 1998 (Incorporated by reference to Exhibit 10.n(ii) to Registrant's Quarterly Report on Form 10-Q (File No. 1-8668) for the fiscal quarter ended September 25, 1998).
                 11       Computation of Earnings per Share
                 27       Financial Data Schedule
                 99       Cautionary Statement Regarding Forward Looking
                          Statements
         (b)     Reports on Form 8-K:
               During the quarter ended September 25, 1998, the Company filed the following Current Reports on Form 8-K:
               (i) Current Report on Form 8-K dated August 17, 1998, reporting under Item 5 the receipt of a favorable private letter ruling from the Internal Revenue
                    Service in connection with the Company's previously-filed request to spin off its approximate 83% interest in Metris Companies Inc., a Delaware corporation ("Metris") by distributing, on a pro rata basis, all of the shares of common stock of Metris owned by the Company to all of the holders of common stock of the Company (the "Spin-Off").
               (ii) Current Report on Form 8-K dated September 17, 1998,
                    reporting under Item 5 the acquisition of substantially all of the assets of Arizona Mail Order Company, Inc.
               (iii)Current Report on Form 8-K dated October 1, 1998,
                    reporting under Item 2 the Spin Off and under Item 5
                    (1) the repurchase of shares of Fingerhut common stock from its Chief Executive Officer, (2) the recording of a non-recurring, after-tax charge in the third quarter, and (3) the amendment of certain stock option plans in connection with the Spin-Off.
               (iv) Amendment to Current Report on Form 8-K/A dated
                    October 5, 1998, revising disclosure previously reported on October 1, 1998 under Item 5 relating to the recording of a non-recurring, after-tax charge.




                               SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                         FINGERHUT COMPANIES, INC.





Date:  November 19, 1998    By:
                           /s/ Gerald T. Knight
                           Gerald T. Knight
                           Chief Financial Officer
                           (Principal Financial Officer)



Date:  November 19, 1998     By:
                           /s/ John C. Manning
                           John C. Manning
                           Vice President, Finance



Date:  November 19, 1998    By:
                           /s/ Thomas C. Vogt
                           Thomas C. Vogt
                           Corporate Controller
                           (Principal Accounting Officer)